Form 10-Q
period 1995-03-31
SOUTH BANKING CO
filed 1995-05-10
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1995   Commission file number  2-71249


                       SOUTH BANKING COMPANY
     (Exact name of registrant as specified in its charter)


          Georgia                           58-1418696
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)     Number)


 104 North Dixon Street, Alma, Georgia            31510
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code (912) 632-8631



Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days.

     Yes    X        No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1995.


 Common stock, $1.00 par value - 405,283 shares outstanding


                      SOUTH BANKING COMPANY
                      SOUTH BANKING COMPANY
                       ALMA,      GEORGIA



Part I.  Financial Information

Consolidated Financial Statements . . . . . . . . . . . .4 - 9

Notes to Consolidated Financial Statements . . . . . . . .  10

Management's Discussion and Analysis of Financial
 Condition and Results of Operations . . . . . . . . . . .  11

Part II. Other Information   . . . . . . . . . . . . . . .  12

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       CONSOLIDATED BALANCE SHEETS


                                             March 31,     December 31,
                                             1995          1994
                                 ASSETS

Cash and due from banks                      $ 4,382,976   $ 3,447,596

Deposits in other banks -
 interest bearing                            $   895,000   $   995,000

Investment securities
 Available for sale                          $ 4,424,662   $ 4,063,412

 Held to maturity                            $ 4,703,223   $ 5,069,898

Georgia Bankers stock                        $   272,880   $   272,880

Stock - Pineland Bank - at cost              $   130,463   $         -

Federal Funds Sold                           $ 7,405,000   $ 8,655,000

Loans                                        $59,125,192   $57,201,948
 Less:  Unearned discount                     (   57,479)   (   58,622)
Reserve for loan losses                       (1,008,795)   (  974,866)

                                             $58,058,918   $56,168,460

Bank premises and equipment                  $ 3,242,603   $ 3,252,981

Other assets                                 $ 2,447,137   $ 2,551,300


Total Assets                                 $85,962,862   $84,476,527


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits: Demand - non-interest bearing      $12,779,437   $14,751,893
          Demand - interest bearing           15,014,734    15,350,308
          Savings                              6,900,180     7,172,540
          Time                                39,937,402    36,509,016
                                             $74,631,753   $73,783,757
Borrowing                                      1,259,738     1,292,238
Accrued expenses and other liabilities           674,438       402,755

Total Liabilities                            $76,565,929   $75,478,750



The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED BALANCE SHEETS (con't)


                                             March 31,     December 31,
                                             1995          1994

Stockholders' Equity

Common stock $1 par value; shares
 authorized - 1,000,000 shares issued
 and outstanding 1995 and 1994,
 405,283 and 405,283, respectively           $   405,283   $   405,283
Surplus                                        3,136,238     3,136,238
Undivided profits                              5,949,666     5,537,253
Unrealized gain (loss) on securities          (   94,254)   (   80,997)

Total Stockholders' Equity                   $ 9,396,933   $ 8,997,777


Total Liabilities and
 Stockholders' Equity                        $85,962,862   $84,476,527


The accompanying notes are an integral part of these financial statements.
                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENT OF INCOME


                                            Three Months  Three Months
                                             Ended         Ended
                                             March 31,     March 31,
                                             1995          1994
Interest Income
Interest and fees on loans                   $ 1,652,359   $ 1,300,221
Interest on federal funds sold                    91,409        47,131
Interest on deposits with other
 banks                                             7,823        18,808
Interest on investment securities:
 U. S. Treasury                                   21,582        26,882
 U. S. government agencies                        63,318        61,202
 Mortgage backed securities                       36,125        24,715
 State and political subdivisions                 13,459        31,955
 Other                                                 -             -
 Dividends                                             -             -

Total Interest Income                        $ 1,886,075   $ 1,510,914


Interest Expense
Interest on deposits                         $   634,727   $   498,124
Interest on other borrowings                      32,894        11,217

Total Interest Expense                       $   667,621   $   509,341

 Net Interest Income                         $ 1,218,454   $ 1,001,573
Provision for loan losses                         16,800        11,500

Net interest income after provisions
 for loan losses                             $ 1,201,654   $   990,073


Other Operating Income
Service charge on deposit accounts           $   233,244   $   252,403
Commission on insurance                           14,483         8,879
Other income                                     176,006        46,329

Total Other Operating Income                 $   423,733   $   307,611

The accompanying notes are an integral part of these financial statements.
                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                CONSOLIDATED STATEMENT OF INCOME (Con't)


                                            Three Months  Three Months
                                             Ended         Ended
                                             March 31,     March 31,
                                             1995          1994

Other Operating Expenses
Salaries                                     $   396,847   $   357,603
Profit sharing and other personnel
 expense                                          57,509        67,595
Occupancy expense                                 90,871        63,433
Furniture and fixtures expense                   104,421        50,850
Payroll taxes                                     29,108        25,509
Data processing                                        -        89,156
Other operating expenses                         333,074       300,214

Total Other Operating Expenses               $ 1,011,830   $   954,360

Income before income taxes                   $   613,557   $   343,324
Applicable income taxes                          201,144        97,872

Net income                                   $   412,413   $   245,452



Per share data on weighted average
 outstanding shares

 Weighted average outstanding shares             405,283       405,563


Net income per share                         $    1.0176   $     .6052


The accompanying notes are an integral part of these financial statements.
                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS


                                            Three Months  Three Months
                                             Ended         Ended
                                             March 31,     March 31,
                                             1995          1994

Cash Flows From Operating Activities:

 Net income                                  $   412,413   $   245,452
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                   96,783        66,082
  Provision for loan losses                       16,800        11,500
 Bond portfolio losses                                 -             -
 Gain on sale of other real estate
  owned                                       (   17,332)            -
 Increase (decrease) in taxes
  payable                                         50,245        74,440
 Increase (decrease) in interest
  payable                                        100,870       102,133
 Increase (decrease) in other
  liabilities                                    120,568        65,754
 (Increase) decrease in interest
  receivable                                  (   39,482)   (   63,147)
 (Increase) decrease in prepaid
  expenses                                    (   77,489)   (   13,358)
 (Increase) decrease in other assets          (  147,824)   (  139,131)
 Recognition of unearned loan income          (    1,143)   (    9,238)

Net Cash Used in Operating Activities        $   514,409   $   340,487


Cash Flows From Investing Activities:

 Proceeds from maturities of investment
  securities                                 $   970,192   $ 1,047,446
 Purchase of investment securities            (  935,027)   (  804,721)
 Net loans to customers                       (1,906,115)   (1,919,194)
 Purchase of premise and equipment            (   86,096)   (  518,604)
 Proceeds from sale of premises
  and equipment                                        -             -
 Proceeds from other real estate owned           339,594             -
 Purchase of stock - Pineland Bank            (  130,463)            -
 Options to purchase Pineland Bank stock           3,390             -

Net Cash Used in Investing Activities        $(1,744,525)  $(2,195,073)


The accompanying notes are an integral part of these financial statements.
                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                     STATEMENT OF CASH FLOWS (Con't)



                                            Three Months  Three Months
                                             Ended         Ended
                                             March 31,     March 31,
                                             1995          1994

Cash Flows From Financing Activities:

 Net increase (decrease) in demand
  deposits, NOW and money market             $(2,308,030)  $(  142,638)
 Net increase (decrease) in savings
  and time deposit                             3,156,026     1,311,900
 Net increase (decrease) in short-term
  borrowings                                  (   32,500)            -
 Dividends paid                                        -             -
 Redemptions of company stock                          -    (    3,300)

Net Cash Provided (Used) From
 Financing Activities                        $   815,496   $ 1,165,962

Net Increase (Decrease) in Cash
 and Cash Equivalents                        $(  414,620)  $(  688,624)

Cash and Cash Equivalents at
 Beginning of Year                            13,097,596    13,552,011

Cash and Cash Equivalents at
 End of Period                               $12,682,976   $12,863,387

 The accompanying notes are an integral part of these financial statements.

                      SOUTH BANKING COMPANY
                        ALMA,     GEORGIA
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

     The accompanying consolidated financial statements in this report have not been audited. The statements have been prepared in accordance with generally accepted accounting principles and general practice within the banking industry.

     On February 28, 1990, the merger of Georgia Peoples
Bankshares, Inc. into South Banking Company was completed. The purchase method of accounting was used to record this transaction. The activity of Georgia Peoples Bankshares, Inc. since February 28, 1990 has been consolidated in these statements.

     Effective January 1, 1993, the company adopted FASB 109 regarding recording of deferred income taxes. Prior year statements have been restated to reflect an adjustment required of $58,508 reduction in deferred taxes and an increase in equity.

     In the opinion of management, all adjustments for the fair presentation of the financial position and results of operations for the interim periods have been made.

                      SOUTH BANKING COMPANY
                        ALMA,     GEORGIA
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     During the first quarter of 1995, total assets increased $1,486,335 or 1.8%. The banks have experienced a small increase in deposits due to competitive structuring of certificate rates during this period of improved economic activity. The banks have not been aggressively attempting to maintain certificate of deposits that are rate sensitive; however, the small increase occurred during this quarter as the bank has attempted to stop the movement of money and has been able to maintain more of the money of core customers. The core bank deposits have remained solid. The demand for loans resulted in a net increase in loans of $1,890,458 or 3.4%. The bank continues to scrutinize the loan portfolio and loan request to insure quality loans rather than emphasizing growth.
The increase in assets in 1995 of 1.8% compared to a increase of 2.0% for 1994 is an indication of the stabilizing economy.

     Net income increased by $166,961 for the period in 1995 compared to 1994. Net interest income increased by $203,558 or 20.06%. This increase in net interest income results from the changes in the mix of interest earning assets and the increase in higher yielding loans. Service charges have decreased by $19,159 or 7.6% over 1994. As the interest rate margins are squeezed tighter, the banks have looked to other fee type income. Other income increased due to fees from participation in SBA Loan programs of $48,882 and services rendered by the data processing center for nonrelated banks of $51,532. The data processing center began operation during the second quarter of 1994.

     Provision for loan losses have remained at levels lower than prior years as the reserve for loan losses continue to be adequate for the loan portfolio. The reserve was increased substantially in 1991 and management feels current provision levels are adequate based on current conditions.

     Operating expense as a total increased $57,470 or 6.02%. This primary area of increase is in government areas such as increased FDIC fees, salaries and expenses related to the new data processing center. The bank data processing charges from an outside vendor have been eliminated.

     The bank continues to monitor the economy and operations to insure proper actions are taken as the economy and banking climate continue to change.

                      SOUTH BANKING COMPANY
                        ALMA,     GEORGIA
                   PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (27) Financial Data Schedule

         The registrant has not filed any reports on Form 8-K
           during the three month period ended March 31, 1995.
                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)




Date:  May 9, 1995             By:  Valene Bennett
                                    Valene Bennett
                                    President



Date:  May 9, 1995            By:   Paul Bennett
                                    Paul Bennett
                                    Vice President