Form 10-Q
period 1995-06-30
SOUTH BANKING CO
filed 1995-08-14
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                               FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934



For quarter ended   June 30, 1995    Commission file number   2-71249


                         SOUTH BANKING COMPANY
        (Exact name of registrant as specified in its charter)


             Georgia                           58-1418696
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)


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


                                             Yes    X        No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1995.


   Common stock, $1.00 par value - 405,283 shares outstanding

                         SOUTH BANKING COMPANY

                         SOUTH BANKING COMPANY
                          ALMA,      GEORGIA



Part I.  Financial Information

         Consolidated Financial Statements . . . . . . . . . . . .4 - 9

         Notes to Consolidated Financial Statements . . . . . . . .  10

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . .  11

Part II. Other Information  . . . . . . . . . . . . . . . . . . .12 -13

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED STATEMENT OF CONDITION


                                             June 30,      December 31,
                                             1995          1994
                                 ASSETS

Cash and due from banks                      $ 5,304,448   $ 3,447,596

Deposits in other banks -
 interest bearing                            $   795,000   $   995,000

Investment securities
  Available for sale                         $ 4,811,661   $ 4,063,412

  Held to maturity                           $ 4,474,105   $ 5,069,898

Georgia Bankers' stock                       $   272,880   $   272,880

Stock - Pineland Bank - at cost              $   130,463   $         -

Federal Funds Sold                           $ 3,365,000   $ 8,655,000

Loans                                        $65,075,063   $57,201,948
Less:  Unearned discount                      (   58,803)   (   58,622)
       Reserve for loan losses                (1,039,287)   (  974,866)

                                             $63,976,973   $56,168,460

Bank premises and equipment                  $ 3,193,288   $ 3,252,981

Other assets                                 $ 2,602,176   $ 2,551,300


Total Assets                                 $88,925,994   $84,476,527


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits: Demand - non-interest bearing      $13,458,771   $14,751,893
          Demand - interest bearing           13,710,252    15,350,308
          Savings                              6,636,266     7,172,540
          Time                                43,402,262    36,509,016
                                             $77,207,551   $73,783,757
Borrowing                                      1,227,238     1,292,238
Accrued expenses and other liabilities           687,087       402,755

Total Liabilities                            $79,121,876   $75,478,750


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
               CONSOLIDATED STATEMENT OF CONDITION (con't)


                                             June 30,      December 31,
                                             1995          1994

Stockholders' Equity

Common stock $1 par value; shares
 authorized - 1,000,000 shares
 issued and outstanding June 30,
 1995 and December 31, 1994,
 405,283 and 405,283, respectively           $   405,283   $   405,283
Surplus                                        3,136,238     3,136,238
Undivided profits                              6,269,036     5,537,253
Unrealized gain (loss) on
 securities                                   (    6,439)   (   80,997)

Total Stockholders' Equity                   $ 9,804,118   $ 8,997,777


Total Liabilities and
 Stockholders' Equity                        $88,925,994   $84,476,527

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENT OF INCOME


                   Three        Three
                   Months       Months       Six Months   Six Months
                   Ended        Ended        Ended        Ended
                   June 30,     June 30,     June 30,     June 30,
                   1995         1994         1995         1994

Interest Income:
 Interest & fees
  on loans         $ 1,792,977  $ 1,401,329  $ 3,445,336  $ 2,701,550
 Interest on federal
  funds sold            86,586       62,546      177,995      109,677
 Interest on deposits
  with other banks      12,324       16,955       20,147       35,763
 Interest on
  investment
  securities:
  U.S. Treasury         20,333       28,698       41,915       55,580
  Mortgage backed
   securities           35,795       25,163       71,920       49,878
  U.S. Government
   agencies             68,397       51,801      131,715      113,003
  State & municipal
   subdivisions         16,938       29,254       30,397       61,209
 Other                   9,655            -        9,655       12,880

Total Interest
 Income            $ 2,043,005  $ 1,615,746  $ 3,929,080  $ 3,139,540


Interest Expense:
 Interests on
  deposits         $   776,988  $   513,899  $ 1,411,715  $ 1,012,023
 Interest on other
  borrowings            23,824       13,093       56,718       24,310

Total Interest
 Expense           $   800,812  $   526,992  $ 1,468,433  $ 1,036,333

Net Interest
 Income            $ 1,242,193  $ 1,088,754  $ 2,460,647  $ 2,103,207
Provision for loan
 losses                 16,800       16,500       33,600       28,000

Net interest income
 after provision
 for loan losses   $ 1,225,393  $ 1,072,254  $ 2,427,047  $ 2,075,207




The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               CONSOLIDATED STATEMENT OF INCOME (con't)


                   Three        Three
                   Months       Months       Six Months   Six Months
                   Ended        Ended        Ended        Ended
                   June 30,     June 30,     June 30,     June 30,
                   1995         1994         1995         1994

Other Operating Income:
 Service charge on
  deposit accounts $   239,870  $   251,912  $   473,114  $   504,315
 Commission on
  insurance             17,744       27,451       32,227       36,330
 Other income           41,819       36,661      217,825       70,110

Total Other
 Operating Income  $   299,433  $   316,024  $   723,166  $   610,755


Other Operating Expenses:
 Salaries          $   456,837  $   432,011  $   853,684  $   789,614
 Profit sharing &
  personnel expense     65,491       44,175      123,000      111,770
 Occupancy expense      75,843       76,537      166,714      139,970
 Furniture &
  fixtures expense      88,568       62,045      192,989      112,895
 Payroll taxes          22,824       27,621       51,932       53,130
 Data processing             -      130,863            -      220,019
 Other operating
  Expenses             335,801      333,418      668,875      633,632

Total Other Operating
 Expenses          $ 1,045,364  $ 1,106,670  $ 2,057,194  $ 2,061,030

Income before
 income taxes      $   479,462  $   281,608  $ 1,093,019  $   624,932
Applicable income
 taxes                 160,092       88,160      361,236      186,032

Net Income         $   319,370  $   193,448  $   731,783  $   438,900

Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares               405,283      405,283      405,283      405,423

Net Income         $       .79  $       .48  $      1.81  $      1.08


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS


                                             Six Months    Six Months
                                             Ended         Ended
                                             June 30,      June 30,
                                             1995          1994
Cash Flows From Operating Activities:

 Net income                                  $   731,783   $   438,900
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                  219,375       104,401
  Provision for loan losses                       33,600        28,000
 Bond portfolio losses                                 -             -
 Gain on sale of other real estate
  owned                                           14,004             -
 Increase (decrease) in taxes
  payable                                     (   92,664)       25,163
 Increase (decrease) in interest
  payable                                        195,988       177,875
 Increase (decrease) in other
  liabilities                                    181,008    (   19,918)
 (Increase) decrease in interest
  receivable                                  (  251,498)   (  126,994)
 (Increase) decrease in prepaid
  expenses                                    (   24,561)       16,357
 (Increase) decrease in other
  assets                                      (  206,788)   (  478,228)
 Recognition of unearned loan
  income                                             181    (   17,072)

Net Cash Used in Operating Activities        $   800,428   $   148,484


Cash Flows From Investing Activities:

 Proceeds from maturities of
  investment securities                      $ 1,855,353   $ 2,227,303
 Purchase of investment securities            (1,871,776)   (1,254,721)
 Net loans to customers                       (7,842,294)   (4,601,963)
 Purchase of premise and equipment            (  133,254)   (  818,549)
 Proceeds from sale of premises
  and equipment                                        -             -
 Proceeds from other real estate owned           339,594             -
 Purchase stock - Pineland Bank               (  130,463)            -
 Options to purchase Pineland Bank stock      (    9,530)            -

Net Cash Used in Investing Activities        $(7,792,370)  $(4,447,930)



The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                     STATEMENT OF CASH FLOWS (Con't)


                                             Six Months    Six Months
                                             Ended         Ended
                                             June 30,      June 30,
                                             1995          1994

Cash Flows From Financing Activities:

 Net increase (decrease) in demand
  deposits, NOW and money market             $(2,933,178)  $(  604,559)
 Net increase (decrease) in savings
  and time deposit                             6,356,972     1,927,946
 Net increase (decrease) in borrowings        (   65,000)      650,000
 Dividends paid                                        -
 Redemptions of company stock                          -    (    3,300)

Net Cash Provided (Used) From
 Financing Activities                        $ 3,358,794   $ 1,970,087

Net Increase (Decrease) in Cash
 and Cash Equivalents                        $(3,633,148)  $(2,329,359))

Cash and Cash Equivalents at
 Beginning of Year                            13,097,596    13,552,011

Cash and Cash Equivalents at
 End of Period                               $ 9,464,448   $11,222,652


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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                        MANAGEMENT'S DISCUSSION


     During the second quarter of 1994, total assets increased $2,963,132 or 3.4%. The banks have experienced a substantial increase in deposits due to the stabilizing of certificate rates during this period of improved economic activity. The banks have not been aggressively attempting to maintain certificate of deposits that are rate sensitive; however, an increase has occurred during this quarter as the bank continues their attempt to stop the movement of money and has been able to maintain more of the money of core customers. The core bank deposits have remained solid and increased slightly. The demand for loans resulted in a net increase in loans of $5,949,871 or 10.1%. The bank continues to scrutinize the loan portfolio and loan request to insure quality loans. The increase in assets in 1995 of 5.3% compared to a increase of 2.7% for 1994 is an indication of the improved economy.

     Net income increased by $125,922 for the period in 1995 compared to 1994. Net interest income increased by $153,439 or 14.1%. This increase in net interest income results from the changes in the mix of interest earning assets and the increase in higher yielding loans. Service charges have decreased by $12,042 or 4.8% over 1994. Other income increased by $51,581 in 1995 over 1994 for the second quarter. Other income has increaed substantially in 1995, as a result of participation in the SBA loan program and as a result of services rendered by the data processing center for nonrelated banks. The data processing center began operations during the second quarter of 1994.

     Provision for loan losses have remained at levels consistent with prior year as the reserve for loan losses continue to be adequate for the loan portfolio. The reserve was increased substantially in 1991 and management feels current provision levels are adequate based on current conditions.

     Operating expense as a total decreased $61,306 or 5.5%. This primary area of decrease is in data processing cost related to computer conversion. The prior year had excess cost related to conversion.

     The bank continues to monitor the economy and operations to insure proper actions are taken as the economy and banking climate continue to change.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - No change.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits - None

         (27) Financial Data Schedule

              The registrant has not filed any reports on Form 8-K during the six month period ended June 30, 1995.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)


Date:                             By:
                                     Valene Bennett
                                     President



Date:                             By:
                                     Paul Bennett
                                     Vice President