Form 10-Q
period 1995-09-30
SOUTH BANKING CO
filed 1995-11-15
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                               FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1995  Commission file number   2-71249

                         SOUTH BANKING COMPANY
        (Exact name of registrant as specified in its charter)

             Georgia                           58-1418696
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

  104 North Dixon Street, Alma, Georgia                31510
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (912) 632-8631


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

                                             Yes    X        No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1995.

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

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED STATEMENT OF CONDITION

                                            September 30,  December 31,
                                            1995           1994
                                 ASSETS
Cash and due from banks                      $ 4,677,541   $ 3,447,596

Deposits in other banks -
 interest bearing                            $   795,000   $   995,000

Investment securities
  Available for sale                         $ 5,660,974   $ 4,063,412

  Held to maturity                           $ 4,605,316   $ 5,069,898

Georgia Bankers' stock                       $   272,880   $   272,880

Stock - Pineland Bank - at cost              $   905,640   $         -

Federal Funds Sold                           $ 9,475,000   $ 8,655,000

Loans                                        $63,091,659   $57,201,948
Less:  Unearned discount                      (   53,473)   (   58,622)
       Reserve for loan losses                (1,054,726)   (  974,866)

                                             $61,983,460   $56,168,460

Bank premises and equipment                  $ 3,208,385   $ 3,252,981

Other assets                                 $ 2,781,824   $ 2,551,300

Total Assets                                 $94,366,020   $84,476,527

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits: Demand - non-interest bearing      $13,953,231   $14,751,893
          Demand - interest bearing           15,257,290    15,350,308
          Savings                              6,663,511     7,172,540
          Time                                45,460,305    36,509,016
                                             $81,334,337   $73,783,757
Borrowing                                      1,983,905     1,292,238
Accrued expenses and other liabilities           908,776       402,755

Total Liabilities                            $84,227,018   $75,478,750

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
               CONSOLIDATED STATEMENT OF CONDITION (con't)

                                            September 30,  December 31,
                                            1995           1994
Stockholders' Equity

Common stock $1 par value; shares
 authorized - 1,000,000 shares
 issued and outstanding September 30,
 1995 and December 31, 1994,
 405,283 and 405,283, respectively           $   405,283   $   405,283
Surplus                                        3,136,238     3,136,238
Undivided profits                              6,584,927     5,537,253
Unrealized gain (loss) on
 securities                                       12,554    (   80,997)

Total Stockholders' Equity                   $10,139,002   $ 8,997,777

Total Liabilities and
 Stockholders' Equity                        $94,366,020   $84,476,527


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENT OF INCOME

                   Three        Three
                   Months       Months       Nine Months  Nine Months
                   Ended        Ended        Ended        Ended
                   September    September    September    September
                   30, 1995     30, 1994     30, 1995     30, 1994
Interest Income:
 Interest & fees
  on loans         $ 1,833,121  $ 1,458,005  $ 5,278,457  $ 4,159,555
 Interest on federal
  funds sold           121,322       84,326      299,317      194,003
 Interest on deposits
  with other banks      10,266       14,526       30,413       50,289
 Interest on
  investment
  securities:
  U.S. Treasury         21,237       32,869       63,152       88,449
  U.S. Government
   agencies             71,857       52,380      203,572      165,383
  Mortgage backed
   bonds                34,659       22,032      106,579       71,910
  State & municipal
   subdivisions         11,647       25,701       42,044       86,910
 Other                       -            -        9,655       12,880

Total Interest
 Income            $ 2,104,109  $ 1,689,839  $ 6,033,189  $ 4,829,379

Interest Expense:
 Interest on
  deposits         $   861,074  $   568,685  $ 2,272,789  $ 1,580,708
 Interest on other
  borrowings            38,721       27,609       95,439       51,919

Total Interest
 Expense           $   899,795  $   596,294  $ 2,368,228  $ 1,632,627

Net Interest
 Income            $ 1,204,314  $ 1,093,545  $ 3,664,961  $ 3,196,752
Provision for loan
 losses                 11,800       16,500       45,400       44,500

Net interest income
 after provision
 for loan losses   $ 1,192,514  $ 1,077,045  $ 3,619,561  $ 3,152,252


The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               CONSOLIDATED STATEMENT OF INCOME (con't)

                   Three        Three
                   Months       Months       Nine Months  Nine Months
                   Ended        Ended        Ended        Ended
                   September    September    September    September
                   30, 1995     30, 1994     30, 1995     30, 1994
Other Operating Income:
 Service charge on
  deposit accounts $   231,613  $   249,633  $   704,727  $   753,948
 Commission on
  insurance             16,627        6,339       48,854       42,669
 Other income           56,115       41,878      273,940      111,988

Total Other
 Operating Income  $   304,355  $   297,850  $ 1,027,521  $   908,605

Other Operating Expenses:
 Salaries          $   423,416  $   400,838  $ 1,277,100  $ 1,190,452
 Profit sharing &
  personnel expense     70,582       56,020      193,582      167,790
 Occupancy expense     111,315      109,385      278,029      249,355
 Furniture &
  fixtures expense     119,783       66,993      312,772      179,888
 Payroll taxes          26,244       22,584       78,176       75,714
 Data processing             -       58,219            -      278,238
 Other operating
  Expenses             283,635      242,226      952,510      875,858

Total Other Operating
 Expenses          $ 1,034,975  $   956,265  $ 3,092,169  $ 3,017,295

Income before
 income taxes      $   461,894  $   418,630  $ 1,554,913  $ 1,043,562
Applicable income
 taxes                 146,004      125,763      507,240      311,795

Net Income         $   315,890  $   292,867  $ 1,047,673  $   731,767

Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares               405,283      405,283      405,283      405,376

Net Income         $       .78  $       .72  $      2.58  $      1.81


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS

                                             Nine Months   Nine Months
                                             Ended         Ended
                                             September     September
                                             30, 1995      30, 1994
Cash Flows From Operating Activities:
 Net income                                  $ 1,047,673   $   731,767
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                  266,744       215 332
  Provision for loan losses                       45,400        44,500
 Bond portfolio gains (losses)                         -             -
 Gain on sale of other real estate owned          14,004             -
 Increase (decrease) in taxes
  payable                                     (   84,160)       24,795
 Increase (decrease) in interest
  payable                                        371,021       161,557
 Increase (decrease) in other
  liabilities                                    219,160       131,545
 (Increase) decrease in interest
  receivable                                  (  344,777)   (  510,418)
 (Increase) decrease in prepaid
  expenses                                         8,572        21,833
 (Increase) decrease in other
  assets                                      (  159,409)   (   15,415)
 Recognition of unearned loan
  income                                      (    5,149)   (   18,685)

Net Cash Used in Operating Activities        $ 1,379,079   $   786,811

Cash Flows From Investing Activities:
 Proceeds from sale of investment
  securities                                 $ 1,033,659   $         -
 Proceeds from maturities of
  investment securities                        2,190,509     3,119,093
 Purchase of investment securities            (4,328,427)   (2,245,245)
 Net loans to customers                       (5,855,251)   (5,474,509)
 Purchase of premise and equipment            (  245,825)   (  867,062)
 Proceeds from sale of premises and
  equipment                                            -             -
 Proceeds from other real estate owned           339,594             -
 Purchase stock - Pineland Bank               (  905,640)            -

Net Cash Used in Investing Activities        $(7,771,381)  $(5,467,723)


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                     STATEMENT OF CASH FLOWS (Con't)

                                             Nine Months   Nine Months
                                             Ended         Ended
                                             September     September
                                             30, 1995      30, 1994
Cash Flows From Financing Activities:
 Net increase (decrease) in demand
  deposits, NOW and money market             $(  891,680)  $   700,321
 Net increase (decrease) in savings
  and time deposits                            8,442,260     3,774,164
 Net increase (decrease) in borrowings           691,667       650,000
 Dividends paid                                        -             -
 Redemptions of company stock                          -    (    3,300)

Net Cash Provided (Used) From
 Financing Activities                        $ 8,242,247   $ 5,121,185

Net Increase (Decrease) in Cash
 and Cash Equivalents                        $ 1,849,945   $   440,273

Cash and Cash Equivalents at
 Beginning of Year                            13,097,596    13,552,011

Cash and Cash Equivalents at
 End of Period                               $14,947,541   $13,992,284


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


                      SOUTH BANKING COMPANY
                        ALMA,     GEORGIA
                     MANAGEMENT'S DISCUSSION

     During the third quarter of 1995, total assets increased $5,440,026 or 6.1% compared to an increase of $3,555,844 for the same period in 1994. The increase for the third quarter continues the trend of the first two quarters of the year. Part of this quarter's increase is attributable to seasonal banking practices in the communities served by the banks; however, the banks have continued to be competitive for local deposits. The banks have made concerted efforts to retain good stable core deposits. Loan demand has increased substantially during this year as the economy improved; however, a decrease in loans occurred in the third quarter as seasonal agricultural loans began to repay.

     Net income increased in the third quarter of 1995 compared to 1994 by $23,023 or 7.86% and for the first nine months of 1995 by $315,906 or 43.17%. The third quarter net interest income continues to improve in comparison to prior year, reflecting the banks management of its interest bearing assets and liabilities.
As customers begin to move to high paying certificates of deposits, the bank has attempted to reinvest its resources into higher yield securities and/or loans to maintain proper spreads. As loan rates have declined since last year, the loans are repricing at lower rates than previously recorded on books. This trend has resulted in the net interest margins being reduced. Management continues to monitor the changes in the loan rates to insure proper asset/liability management. Other factors affecting these statements compared to last year are the income from participation in SBA loan programs during the first six months of the year. A factor in the net income of the company has been the conversion from outside vendors for computer processing to Bankers Data Services, Inc., a subsidiary formed to handle the banks data processing.

     Provision for loan losses have continued to decrease from prior years as the reserve for loan losses continue to be adequate for the loan portfolio. The reserve was increased substantially in 1991 and management feels current provision levels are adequate based on current conditions.

     Operating expense for the quarter as a total increased $78,710 or 8.2% compared to prior year and increased $74,874 this year compared to last year. This relatively small increase for the year can be attributed to the computer conversion, FDIC fee reductions and increased monitoring by management.

     The bank continues to monitor the economy and operations to insure proper actions are taken as the economy and banking climate continue to change.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - No change.

Item 5. (A) On October 5, 1995, final agreement was reached with the shareholders of Pineland State Bank of Metter, Georgia to acquire the stock in Pineland State Bank by South Banking Company. The acquisition is to be consummated in two steps. South Banking Company obtained options to purchase 13,837 shares (38.98%) of which over 12,000 were exercised prior to September 30, 1995. On October 5th the remaining shareholders agreed to sell their shares effective January 5, 1996. All transactions will be for cash for a total purchase price of $2,729,712.50. Pineland State Bank is a state charter bank with total assets of $27,270,281.

         (B) On October 5, 1995, the chairmen of the board and the largest shareholder of South Banking Company died. The Company does not expect this death to have any significant effect on the bank or the availability of shares to the public.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits - None

         (A) The registrant has not filed any reports on Form 8-K during the nine month period ended September 30, 1995.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOUTH BANKING COMPANY
                                  (Registrant)

Date:                             By:
                                     Paul Bennett