Form 10-K
period 1995-12-31
SOUTH BANKING CO
filed 1996-04-01
CIK 351566

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-k

          Annual Report Pursuant to Section 13 or 15(d) or the
                     Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1995
                    Commission file number  2-71249

                        SOUTH BANKING COMPANY
      (Exact name of registrant as specified in its charter)

          Georgia                                58-1418696
(State or other jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)         Number)

 104 North Dixon Street, Alma, Georgia                   31510
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (912) 632-8631

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes     X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation 5-K is not contained herein and will not be contained to the best of registrant's knowledge in definitive proxy on information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant: There is no established market for the outstanding common stock of the registrant.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the most recent practicable date.

             Class                    Outstanding at February 28, 1996
Common stock $1.00 par value per                 405,283
 share
                   DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the documents are incorporated:
(1) any annual reports to security holders; (2) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

                                PART 1.

Item 1.  Business

     South Banking Company (the "Registrant") is a business corporation organized at the direction of Alma Exchange Bank & Trust ("Alma Bank") and Citizens State Bank ("Citizens Bank") (collectively, the "Banks") in 1980 under the Georgia Business Corporation Code. It was formed to obtain all the issued and outstanding shares of Common Stock of the Banks. Pursuant to the terms and provisions of a Plan of Reorganization and Agreement of Merger, dated as of January 13, 1981 and approved by the shareholders of the Banks on June 24, 1981, the Banks were reorganized into a holding company structure by merging the Banks with wholly-owned subsidiaries of the Registrant, which transaction was consummated on July 28, 1981. In connection with those mergers, the outstanding shares of Common Stock of the Banks were converted into shares of the Registrant at specified ratios and the Banks became wholly-owned subsidiaries of the Registrant. Pursuant to the terms and provision of an agreement of merger dated June 12, 1989 between South Banking and Georgia Peoples Bankshares, Inc. and approved by shareholders of Georgia Peoples on February 26, 1990, Georgia Peoples Bankshares and its subsidiary, Peoples State Bank, were merged into South Banking Company. In connection with the merger, the outstanding shares of Georgia Peoples Bankshares were converted into shares of the Registrant at specified ratios. During 1993, South Banking Company formed Banker's Data Services, Inc. ("Banker's Data) for the purpose of handling all the computer functions of the banks. Operations began in April, 1994. South Banking entered into an agreement in October of 1995 to acquire all the stock of Pineland State Bank in Metter, Georgia. On January 11, 1996, the transaction was completed. Prior to year end and before final agreement to acquire Pineland Bank was reached, South Banking had acquired rights to approximately 39% of Pineland Bank.

The Banks

     The Banks operate full service banking business in Bacon, Appling and Camden Counties, Georgia, providing such customary banking services as checking and savings accounts, various other types of time deposits, safe deposit facilities and money transfers. The Banks also finance commercial and agricultural transactions, make secured and unsecured loans, and provide other financial services to its customers. The Banks do not conduct trust activities. On December 31, 1994, Alma Bank and Peoples Bank ranked, on the basis of total deposits, as the smaller of the two banks in Bacon and Appling Counties and the 279th and 305th largest Banks among 386 banks in Georgia and Citizens Bank, one of five banking operations in Camden County, ranked the 366th largest bank among 386 banks in Georgia, Sheshunoff's Banks of Georgia (1995 edition).

     The Banks make and service both secured and unsecured loans to individuals, firms and corporations. Commercial lending operations include various types of credit for the Banks' customers. The Banks' installment loan departments make direct loans to individuals and, to a limited extent, purchase installment obligations from retailers both with and without recourse. The Banks make a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Citizens Bank and Peoples Bank act as agents for another bank in offering "Master Card" and "VISA" credit cards to its customers and does not assume the credit risk on these transactions. Alma Bank offers "Master Card" credit cards to its customers.

     At December 31, 1995, the Banks had correspondent relationships with 15 other commercial banks. These correspondent banks provide certain services to the banks such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for the services, the Banks maintain certain balances with its correspondents in noninterest bearing accounts.

     The Banks are members through its correspondent bank of the AVAIL network. AVAIL is an organization that has established a network of automated teller machines inside the state of Georgia.

Employees

     On December 31, 1995, the Registrant and its subsidiaries had 62 full-time and 10 part-time employees. The Registrant is not a party to any collective bargaining agreement and employee relations are deemed to be good.

Competition

     The Banking business is highly competitive. The Banks compete primarily with other commercial banks operating in Bacon, Camden and Appling Counties. In addition, the Banks compete with other financial institutions, including savings and loan associations, credit unions and finance companies and, to a lesser extent, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money-market mutual funds.

Monetary Policies

     The results of operations of the Banks, and therefore of the Registrant, are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the "Board of Governors"), even though the Banks are not members of the Federal Reserve.

     The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. Government securities and changes in the discount rate on member bank borrowing changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.

Supervision and Regulations

     The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is required to register as such with the Board of Governors. The Registrant is required to file with the Board of Governors an annual report and such other information as may be required to keep the Board of Governors informed with respect to the Registrant's compliance with the provisions of the Act. The Board of Governors may also make examinations of the Registrant and its subsidiaries from time to time.

     The Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all the assets of any bank or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. In no case, however, may the Board of Governors approve the acquisition by the Registrant of the voting shares of any bank located outside Georgia, unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located.

     In addition, a bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the Board of Governors, by order or regulation, to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. Some of the activities that the Board of Governors has determined by regulation to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary, investment or financial advisor; making investments in corporations or projects designed primarily to promote community welfare.

     In January, 1989, the Board of Governors issued final regulations which implement risk-based rules for assessing bank and bank holding company capital adequacy. The regulations revise the definition of capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risk.

     Risk based capital regulations were adopted by banking regulations in 1989. These new capital adequacy standards were phased in and became fully effective on December 31, 1992. Risk based capital standards generally measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet exposure. The concepts of primary and secondary capital were replaced by Tier 1 and Tier 2 capital and a new leverage ratio requirement was added. The amount of risk-based capital required is calculated by multiplying the recorded amount of each asset category and each off-balance sheet exposure item by the appropriate risk-weighting percentage. Risk adjusted total assets is the total of these risk-weighted categories. Total required capital is the product of the risk-adjusted total assets multiplied by the specific capital percentage (i.e. 8% at December 31, 1995).

     Capital for purposes of the risk-based capital calculation is divided into two categories:

     (1) Tier 1 capital includes common shareholder equity, noncumulative perpetual preferred stock and minority interest; goodwill is subtracted.

     (2) Tier 2 capital includes the allowance for loan and lease losses, qualifying perpetual preferred stock, hybrid capital instruments, term-subordinated debt and intermediate term preferred stock. The allowance and loan losses may only be included up to an amount equal to 1.25% of risk adjusted total assets. Term subordinated debt and intermediate term preferred stock may be included to a maximum of 50% of Tier 1 capital. Finally Tier 2 capital may not exceed Tier 1 capital.

     Total qualifying capital, for purposes of risk-based capital calculation, is the total of Tier 1 capital and Tier 2 capital, less reciprocal holdings of bank capital instruments and less investments in unconsolidated subsidiaries.

     In June 1992, the Federal Reserve Board released a proposal to add a measure of interest rate risk to the determination of supervisory capital adequacy. Under the proposal, items reported on a banks balance sheet and off-balance sheet would be reported according to maturity. A bank's reported position would be multiplied by duration based risk factions and weighted according to rate sensitivity. The objective of this computer proposal is to determine the sensitivity of a bank to a 1% change in interest rates.

     In addition to risk-based capital, a leverage ratio test must be met. The leverage ratio is the ratio of Tier 1 capital to assets (not risk adjusted). The minimum leverage ratio is 3%.

     As of December 31, 1995 the banks were in compliance with these regulations.

     The written policies of the Georgia Department of Banking and Finance (the "DBF") require that state banks in Georgia generally maintain a minimum ratio of primary capital to total assets of 6.0%. At December 31, 1995, the Banks were in compliance with these requirements. In addition, the DBF is likely to compute capital obligations in accordance with the risk-based capital rules while continuing to require a minimum absolute level of capital.

     It is not anticipated that such minimum capital requirements will affect the business operations of the Banks. However, the Board, in connection with granting approval for bank holding companies to acquire other banks and bank holding companies or to engage in non-banking activities, requires bank holding companies to maintain tangible capital ratios at approximate peer group levels. This requirement can result in a bank holding company maintaining more capital than it would otherwise maintain. At the present time, South Banking Company's tangible primary capital ratios are equal or above their peer group level.

     The laws of Georgia require annual registration with the DBF by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations and management of intercompany relationships of the bank holding company and its subsidiaries and related matters. The DBF may also require such other information as is necessary to keep informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been in compliance with; and the DBF may make examinations of the bank holding company and each bank subsidiary thereof.

     The banks are also subject to examination by the DBF and the FDIC. The DBF regulates and monitors all areas of the operations of the banks, including reserves, loans, mortgages, issuances of securities, payment of dividends, interest rates and establishment of branches. Interest and certain other charges collected or contracted for by the Banks are also subject to state usury laws and certain federal laws concerning interest rates. The Banks' deposits are insured by the FDIC up to the maximum permitted by law.

     Under present Georgia law, Alma Bank may operate and establish branches only in Bacon County, Georgia, Citizen Bank may operate and establish branches only in Camden County, Georgia and Peoples Bank may operate and establish branches only in Appling County, Georgia. Current legislation has passed that would allow banks to branch statewide subject to certain restriction. This law will become effective July 1, 1996.

     Georgia banking laws permit bank holding companies to own more than one bank, subject to the prior approval of the Georgia Department of Banking and Finance; thereby, in effect, permitting statewide banking organizations. Such banks may be acquired as subsidiaries of the Registrant or merged into its existing bank subsidiaries.

Recent Legislation

     Bills are presently pending before the United States Congress and certain state legislatures and additional bills may be introduced in the future in the Congress and the state legislatures to alter the structure, regulation and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Banks may be affected thereby.

     More recently, the attention of the United States Congress has been focused primarily on the need for resolution of the insolvency of the Federal Savings and Loan Insurance Corporation ("FSLIC"), which insured deposits maintained in most savings and loan associations and savings banks and the need to provide appropriate structural reform to the thrift industry. On August 9, 1989, President Bush signed the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), which is designed to resolve these problems and which, among other matters, fundamentally restructures the supervision and regulation of the thrift industry and creates a special corporation to liquidate insolvent institutions and issue $30 billion in bonds to assist in financing the cost of resolving failed thrift institutions. Under the legislation, the FSLIC was merged administratively with the FDIC, and the FDIC now regulates the two deposit insurance funds for commercial banks and thrifts. Although the two insurance funds will not be co-mingled, the fees that commercial banks and thrifts would pay to their respective insurance funds will be increased. Within certain limits, assessments may be raised as high as .325% to prevent the insurance funds from declining. The FDIC will have the authority to revise the premium for institutions in either fund in certain circumstances. In addition to the insurance premium increase provisions, FIRREA also provides for these additional changes with a direct effect on commercial banks and bank holding companies: limits on the use of brokered deposits by capital deficient banks; the acquisition of savings and loan associations by bank holding companies; disclosures of the bank supervisors' assessment of community Reinvestment Act ratings for banks; and an increase in penalties for various bank related crimes both in the forms of fines and sentences. It is difficult to predict the effect of FIRREA on the operations and prospects of banks; however, the increase in deposit insurance premiums paid by the Banks will increase the Banks cost of funds and there can be no assurance that such cost can be passed on to the Banks' customers.

     In the 1989 session, the Georgia legislature enacted a bill to authorize the DBF to promulgate regulations providing for increased securities and real estate powers for banks. The legislation does not detail these new powers, leaving the specifics to the DBF's discretion. It is not expected that the DBF will immediately grant significant new powers or that such powers will have a great impact on the Banks.

     Effective on July 1, 1985, the Georgia General Assembly adopted legislation that allows bank holding companies located in Georgia to own or control banks in certain other southeastern states and allows bank holding companies in other southeastern states to own or control banks located in Georgia on a reciprocal basis. Effective March 13, 1987, the Georgia State Legislature expanded this reciprocal regional interstate banking area to include the State of Maryland and the District of Columbia. The legislatures of Alabama, the District of Columbia, Florida, Louisiana, Kentucky, Maryland, North Carolina, South Carolina, Tennessee and Virginia have passed regional interstate banking laws which are in effect. The state of Mississippi has approved regional interstate banking effective January 1, 1990 with respect to holding company entry on a reciprocal basis by holding companies located in Georgia. During 1994, the state of Georgia approved a measure to allow nation wide interstate banking. Management of the Banks do not anticipate this new law will have any impact on their operations. Georgia passed state wide branching law in February, 1996 with an efective date of July 1, 1996. This will allow banks to cross county lines and establish branches. It is anticipated that increased competition will occur as a result.

Federal Deposit Insurance Corporation Improvement Act of 1991

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") became law. While the FDICIA primarily addressed additional sources of funding for the Bank Insurance Fund, which insures the deposits of commercial banks and savings banks, it also imposed a number of new mandatory supervisory measures on savings associations and banks.

     Standards for Safety and Soundness     FDICIA requires the federal
bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets-to-capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies. Final regulations implementing these standards must be promulgated by July 1, 1993 and effective by January 1, 1994. The federal banking agencies recently adopted an advance notice of proposed rulemaking regarding implementation of these standards. A recently enacted law amends certain FDICIA provisions regarding compensation standards and several pending legislative bills would amend certain other requirements of this section of FDICIA. Thus, it is uncertain whether such provisions will ever be implemented or, if implemented by the banking agencies, it is uncertain as to how the standards will be applied.

     Financial Management Requirements      FDICIA also imposes new
financial reporting requirements on all depository institutions with assets of more than $150 million, their management and their independent auditors and establishes new rules for the composition, duties and authority of such institutions' audit committees and boards of directors, effective in fiscal years beginning after December 31, 1992. Among other things, all such depository institutions will be required to prepare and make available to the public annual reports on their financial condition and management, including statements of managements' responsibility for the financial statements, internal controls and compliance with certain federal banking laws and regulations relating to safety and soundness and an assessment of the institutions' compliance with such internal controls, laws and regulations. The institution's independent public accountants are required to attest to these management assessments. Each institution also is required to have an audit committee composed of independent directors. Audit committees of large institutions (to be defined by the FDIC) would have the ability to engage their own, independent legal counsel.

     Prompt Corrective Regulatory Action       FDICIA establishes a
system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective December 19, 1992, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The FDICIA authorizes the banking regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio be no less than 2% of assets.

     Other Deposit Insurance Reforms       FDICIA amended the Federal
Deposit Insurance Act ("FDI Act") to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposits unless a waiver has been obtained from the FDIC. Deposit brokers will be required to register with the FDIC.

     FDICIA also directs the FDIC to establish a risk-based assessment system for deposit insurance to become effective no later than January 1, 1994. FDICIA provides that, under the risk-based system established by the FDIC, deposit insurance assessments paid by a financial institution are to be based on the probability that the deposit insurance funds (i.e. BIF or SAIF) will incur a loss with respect to the insured depository institution. The FDIC recently established a transitional risk-based insurance assessment system which was effective for the semi-annual assessment period beginning January 1, 1993 and has proposed a risk-based system to replace the transitional system. Furthermore, FDICIA authorizes the FDIC to privately reinsure up to 10% of its risk of loss with respect to an institution and base its assessment on the cost of such reinsurance.

The Tax Reform Act of 1986

     The Tax Reform Act of 1986 (the "TRA") contains several provisions affecting banks and financial institutions, including new provisions governing tax rates, depreciation, investment tax credits, bad debt reserves, interest expense allocable to tax-exempt obligations, net operating losses and a new alternative minimum tax ("AMT"). The TRA reduced the maximum corporate income tax rate from 46% to 34% in 1988 when the provision was fully effective. A surcharge of 5% will also apply to income in excess of $100,000, up to a maximum surcharge of $11,750.

     For tax years beginning after 1986, the TRA imposes an AMT on corporations. The tax is computed by applying a 20% tax rate to the sum of (1) taxable income, (2) certain preference items and (3) 50% of the excess of book income before taxes over the sum of (1) and (2). For a financial institution, the principal preference items result from bad debt deductions, accelerated depreciation and interest on certain private purpose tax exempt bonds. The taxpayer is then required to pay the greater of its regular tax or the AMT. South does not expect to incur an alternative minimum tax liability based on its current profitability and investment portfolio. If the AMT is incurred as a result of deferral preferences, a credit is generated which may be used against regular tax in subsequent years.

     The TRA provides for disallowances of 100% of any otherwise allowable interest expense deduction that is deemed allocable to tax-exempt obligations acquired after August 7, 1986, except for certain small municipal issuers. As a result, the Banks expect to primarily invest in taxable investment securities.

     Financial institutions with assets in excess of $500 million are no longer permitted to use the reserve method for accounting for loan losses for tax purposes. South does not exceed this asset size and, accordingly, can continue to use the reserve method.

     The TRA also eliminated investment tax credits after December 31, 1985. As investment in premises and equipment is not significant to the assets of South, the elimination of investment tax credits is not perceived to materially affect the tax provision expense of South.


     The foregoing is only a summary of certain Federal income tax changes caused by the TRA and is qualified in its entirety by reference to the TRA. It does not include all aspects of the TRA as it relates to financial institutions or state, local or other tax laws.

Omnibus Budget Reconciliation Act of 1993

     The Omnibus Budget Reconciliation Act of 1993 (the "Tax Act") continues the recent legislation affecting banks and financial institution. The Tax Act was designed as a deficit reduction with similarities to the 1990 Act which was also designed to slice $500 billion from the deficit.

     Generally the Tax Act affects all corporations as to a new 35% tax rate for income in excess of 10 million and the maximum corporate capital gains rate was increased to 35%. The Registrant currently will not be affected by the change due to the income level of the Registrant. Various other provisions would restrict certain deductions and/or change the treatment of certain transactions.

     Provisions that especially affect financial institutions included market to market Accounting for Securities. The Tax Act requires that securities that are inventory in the hands of a dealer be inventoried at fair market value (market to market). For the purposes of these rules, "securities" and a "dealer" are defined more broadly than under prior law. A "dealer" is any person who either regularly purchases securities from or sells securities to, customers in the ordinary course of business or regularly offers to enter into, assume, offset, assign or otherwise terminate positions in securities with customers in the ordinary course of a trade or business. Banks have been determined to qualify as a dealer under the new definitions. Unless securities are properly identified as held for investment all inventory will be required to be market to market.

     A second item affecting financial institutions is the treatment of tax-free FSLIC Assistance that was credited on or after March 4, 1991 in connection with the disposition of "covered" assets. Financial institutions are required to treat that assistance as compensation for any losses claimed on dispositions or charge-offs of these assets, effectively denying them any tax loss for those assets. This provision should not have any effect on the Registrant.

     The third item affecting financial institutions is the amortization of intangible assets effective for purchase after the enactment (August 10, 1993). Taxpayers are required to amortize most intangibles (including goodwill, core deposits, going concern value and covenant not to compete) used in a trade or business over a 15 year period.
Exception to this rule includes mortgage service rights. The provision will have significant impact on any future purchases the holding company may decide to undertake.

     Some of the other provisions such as eliminating deductions for lobbying expense and club dues will impact the taxes payable by the Registrant.

Reigle Community Development and Regulatory Improvement Act of 1994

     The Reigle Community Development and Regulatory Improvement Act of 1994 (CDRIA) was enacted in September, 1994. CDRIA is divided into five titles:

     Title I.   Community Development and Consumer Protection
     Title II.  Small Business Capital Formation
     Title III. Paperwork Reduction and Regulatory Improvements
     Title IV.  Money Laundering
     Title V.   National Flood Insurance Refund

     Some of the more prominent provisions of this legislation included, consideration of regulatory burden in the rule making process, streamlining of regulatory requirements, call report simplification and repeal of publication requirements, regulatory appeals reform, truth in savings act exemption for business accounts, guidelines for examiners, expedited procedures for forming a bank holding company and holding commpany audit requirements. Management has determined that this act will have minimal effect on South Banking Company.

Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994

     The Reigle-Neal Interstate Bank and Branching Efficiency Act of 1994 expands the rights of bank and bank holding companies to own out-of-state banks and branches. After September 29, 1995, bank holding companies will be allowed to acquire banks in any state without regard to state law. States will be allowed to prevent holding companies from acquiring newly opened banks. (e.g., those in existance for less than 5 years).

     Banks will also be able to merge with out-of-state banks and establish out-of-state branches effective June 1, 1997. States, however, have the authority to prohibit out-of-state banks from opening branches.

Recent and Proposed Changes in Accounting Rules

     The Financial Accounting Standards Board ("FASB") recently adopted or issued proposals and guidelines which may have a significant impact on the accounting practices of commercial enterprises in general and financial institutions in particular.

     Effective for years beginning after December 15, 1993 the Registrant was required to implement FASB 115 "Accounting for Certain Investments in Debt and Equity Securities". This FASB requires securities to be classified in one of three categories:

     (1)  Held to maturity
     (2)  Trading securities
     (3)  Securities available for sale

     The Banks were required to classify all securities into one of the three categories. The Banks currently do not have trading accounts and do not anticipate classifying any securities into this category. Once the securities are classified FASB 115 restricts the transfer between classification except under rare circumstances. The affect on the banks will primarily be in securities classified available for sale. FASB 115 requires these securities to be market to market with unrealized gains and losses reported as a separate amount in stockholders equity section and excluded from earnings until realized. Deferred taxes will be provided in accordance with FASB 109 on the unrealized gains and losses.

     FASB 114 became effective for years beginning after December 15, 1994. FASB 114 "Accounting by Creditors for Impairment of a Loan" specifies how allowance for credit losses related to certain loans should be determined. When the FASB became effective, the Banks were required to modify the treatment of impaired loans to discount expected cash flows and record a valuation allowance. The Banks did not have any material change as a result of this FASB.

     In February 1992, the FASB issued Statement of Financial Accounting Standards SFAS No. 109 relating to the method of accounting for deferred income taxes. Implementation of SFAS 109 is required for fiscal years beginning after December 15, 1992. SFAS No. 109 requires companies to take into account changes in tax rates when valuing the deferred income tax amounts recorded on the balance sheet. The statement also requires that deferred taxes be provided for all temporary differences between financial statement and tax income in addition to the timing differences in the recognition of income for financial statement and tax purposes which were covered by prior accounting rules.

     In December 1990, FASB issued SFAS No. 106, "Employer's Accounting for Post-Retirement Benefits Other Than Pensions". SFAS No. 106 focuses principally on post-retirement health care benefits and will significantly change the prevalent current practice of accounting for post-retirement benefits on a cash basis to requiring accrual, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents. SFAS No. 106 is effective for fiscal years beginning after December 15, 1992, and adoption is required on a prospective basis. Management believes that the provisions of SFAS No. 106 will not have a significant effect on future results of operations.

     In December 1991, the FASB issued SFAS No. 107, "Disclosures About Fair Value of Financial Investments". SFAS No. 107 requires all entities to disclose, in financial statements or the notes thereto, the fair value of financial instruments, both assets and liabilities, recognized and not recognized, in the statement of financial condition, for which it is practicable to estimate fair value. SFAS No. 107 is effective for financial statements issued for years ending after December 15, 1992, except for entities with less than $150 million in total assets, for which it is effective in 1996. Substantially all of the Bank's assets and liabilities are financial instruments and, as a result, SFAS No. 107 requires the fair value of such assets and liabilities to be disclosed. Because such assets and liabilities are monetary in nature, their fair values may fluctuate significantly over time. The provisions of SFAS No. 107 will require certain disclosures on the part of management, but will not have a significant effect on future results of operations.

     In April 1992, the Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position 92-3 ("SOP 92-3") "Accounting for Foreclosed Assets". SOP 92-3 requires all entities to value foreclosed assets held for sale at the lower of
(i) fair value minus estimated costs to sell or (ii) cost. The bank is in compliance with this statement of position.

Selected Statistical Information

     The tables and schedules on the following pages set forth certain significant statistical data with respect to: (I) the distribution of assets, liabilities and shareholders' equity and the interest rates and interest differentials experienced by, the Registrant and its subsidiaries; (II) the investment portfolio of the Registrant and its subsidiaries; (III) the loan portfolio of the Registrant and its subsidiaries, including types of loans, maturities and sensitivity to changes in interest rates and information on nonperforming loans; (IV) summary of the loan loss experience and reserves for loan losses of the Registrant and its subsidiaries; (V) types of deposits of the Registrant and its subsidiaries; and (VI) the return on assets and equity for the Registrant and its subsidiaries.

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIALS

A. The condensed average balance sheets for the periods indicated are presented below.
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993
                                             (In Thousands)
ASSETS
Cash and due from banks        $     4,348   $     3,749   $     4,788
Cash in bank - interest bearing        827         1,538         2,377
Taxable investment securities        8,518         8,222        10,610
Nontaxable investment
 securities                          1,055         1,619         2,011
Others                                 273             -             -

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993
                                             (In Thousands)
ASSETS (con't)
Federal funds sold and securities
 purchased under agreements to
 resell                        $     8,023   $     7,883   $     5,655
Loans - net                         60,641        54,042        48,898
Other assets                         5,968         5,700         5,560

Total Assets                   $    89,653   $    82,753   $    79,899

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: Demand - non-interest
           bearing             $    13,446   $    12,965   $    11,701
          Demand - interest
           bearing                  15,211        17,378        17,923
          Savings                    6,675         7,132         6,423
          Time                      42,838        34,647        34,005
Total Deposits                 $    78,170   $    72,122   $    70,052
Federal funds purchased                  7           167             -
Other borrowed funds                 1,545         1,186           762
Other liabilities                      408           468         1,128

Total Liabilities              $    80,130   $    73,943   $    71,942

Shareholders' equity           $     9,523   $     8,810   $     7,957

Total Liabilities and
 Shareholders' Equity          $    89,653   $    82,753   $    79,899

B. Interest Rates. The tables below show for the periods indicated the average amount outstanding for major categories of interest earning assets and interest bearing liabilities; the average interest rates earned or paid; the interest income and expense earned or paid thereon; net interest earnings and the net yield on interest-earning assets. (1)

                                   Year Ended December 31, 1995
                               Average        Yield/
                               Balance        Interest       Rate
                                          (In Thousands)
ASSETS
Cash in banks - interest
 bearing                       $       827    $       41          4.96%
Loans                               60,641         6,996         11.54
Taxable investments                  8,518           513          6.02
Non-taxable investments              1,055            59          5.59
Other                                  273            10          3.66
Federal funds sold and
 securities purchased
 under agreements to resell          8,023           472          5.88

Total Interest-bearing
 assets                        $    79,337   $     8,091         10.20%

                                   Year Ended December 31, 1995
                               Average        Yield/
                               Balance        Interest       Rate
                                          (In Thousands)
LIABILITIES
Demand - interest bearing      $    15,211   $       407          2.68%
Savings deposits                     6,675           182          2.73
Other time deposits                 42,838         2,580          6.02
Other short term borrowing           1,545           144          9.32
Federal funds purchased                  7             1           N/A

Total Interest-Bearing
 Liabilities                   $    66,276   $     3,314          5.00%

Net interest earnings                        $     4,777

Net yield on interest earning assets                              5.20%

                                   Year Ended December 31, 1994
                               Average        Yield/
                               Balance        Interest       Rate
                                          (In Thousands)
ASSETS
Cash in banks - interest
 bearing                       $     1,538    $       65          4.22%
Loans                               54,042         5,666         10.48
Taxable investments                  8,222           437          5.32
Non-taxable investments              1,619            94          5.81
Federal funds sold and
 securities purchased
 under agreements to resell          7,883           306          3.88

Total Interest-bearing
 assets                        $    73,304   $     6,568          8.96%

LIABILITIES
Demand - interest bearing      $    17,378   $       492          2.83%
Savings deposits                     7,132           197          2.76
Other time deposits                 34,647         1,475          4.26
Other short term borrowing           1,186           101          8.52
Federal funds purchased                167             4          2.40

Total Interest-Bearing
 Liabilities                   $    60,510   $     2,269          3.75%

Net interest earnings                        $     4,299

Net yield on interest earning assets                              5.21%

                                    Year Ended December 31, 1993
                               Average        Yield/
                               Balance        Interest       Rate
                                          (In Thousands)
ASSETS
Cash in banks - interest
 bearing                       $     2,377    $       96          4.04%
Loans                               48,898         4,973         10.17
Taxable investments                 10,610           616          5.81
Non-taxable investments              2,011           133          6.61
Federal funds sold and
 securities purchased
 under agreements to resell          5,655           164          2.90

Total Interest-bearing assets  $    69,551   $     5,982          8.60%

LIABILITIES
Demand - interest bearing      $    17,923   $       485          2.70%
Savings deposits                     6,423           178          2.77
Other time deposits                 34,005         1,423          4.18
Other short term borrowing             762            49          6.43
Federal funds purchased                  -             -             -

Total Interest-Bearing
 Liabilities                   $    59,113   $     2,135          3.61%

Net interest earnings                        $     3,847

Net yield on interest earning assets                              4.99%

(1) Note: Loan fees are included for rate calculation purposes. Loan fees included in interest amounted to approximately $464,456 in 1995, $521,000 in 1994 and $345,000 in 1993. Non accrual loans have been included in the average balances.

C. Interest Differentials. The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.

1995 compared to 1994
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
                                          (In Thousands)
Interest earned on:
Cash in banks - interest
 bearing                       $(       30)  $         6   $(       24)
Loans                                  690           640         1,330
Taxable investments                     16            60            76
Nontaxable investments          (       33)   (        2)   (       35)
Other                                   10             -            10
Federal funds sold and
 securities purchased under
 agreement to resell                     6           160           166

Total Interest-Earning Assets  $       659   $       864   $     1,523

1995 compared to 1994 (con't)
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
                                          (In Thousands)
Interest paid on:
 NOW deposits                  $(       61)  $(       24)  $(       85)
 Savings deposits               (       13)   (        2)   (       15)
 Other time deposits                   349           756         1,105
 Other borrowing                        30            13            43
 Federal funds purchased        (        3)            -    (        3)

Total Interest-bearing
 Liabilities                   $       302   $       743   $     1,045

Net Interest Earnings          $       357   $       121   $       478

(1) The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to average balances outstanding in the later year.

1994 compared to 1993
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
                                          (In Thousands)
Interest earned on:
Cash in banks - interest
 bearing                       $(       33)  $         2   $(       31)
Loans                                  523           170           693
Taxable investments             (      138)   (       40)   (      178)
Nontaxable investments          (       23)   (       16)   (       39)
Federal funds sold and
 securities purchased under
 agreement to resell                    65            76           141

Total Interest-Earning Assets  $       394   $       192   $       586

Interest paid on:
 NOW deposits                  $(       15)  $        22   $         7
 Savings deposits                       19             -            19
 Other time deposits                    26            26            52
 Other borrowing                        27            25            52
 Federal funds purchased                 4             -             4

Total Interest-bearing
 Liabilities                   $        61   $        73   $       134

Net Interest Earnings          $       333   $       119   $       452

(1) The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to average balances outstanding in the later year.

1993 compared to 1992
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
                                          (In Thousands)
Interest earned on:
Cash in banks - interest
 bearing                       $        12   $(       22)  $(       10)
Loans                                   46    (      415)   (      369)
Taxable investments                     56    (       99)   (       43)
Nontaxable investments          (       11)   (        8)   (       19)
Federal funds sold and
 securities purchased under
 agreement to resell            (       17)   (       28)   (       45)

Total Interest-Earning Assets  $        86   $(      572)  $(      486)

Interest paid on:
 NOW deposits                  $       145   $(      135)  $        10
 Savings deposits                       32    (       26)            6
 Other time deposits            (      344)   (      437)   (      781)
 Other short-term borrowing     (        6)   (        9)   (       15)
 Federal funds purchased                 -             -             -

Total Interest-bearing
 Liabilities                   $(      173)  $(      607)  $(      780)

Net Interest Earnings          $       259   $        35   $       294

II.  INVESTMENT PORTFOLIO

A. Types of Investments The carrying amounts of investment securities at the dates indicated are summarized as follows:

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993
                                           (In Thousands)
U. S. Treasury and other
 U. S. government agencies
 and corporations              $     7,634   $     5,942   $     6,750
State and political
 subdivisions (domestic)             1,921         1,126         1,871
Mortgage backed securities           1,897         2,065         1,897

Totals                         $    11,452   $     9,133   $    10,518

B. Maturities The amounts of investment securities in each category as of December 31, 1995 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, (4) after ten years.

                    U. S. Treasury
                    and Other U. S.
                    Government        State
                    Agencies and      and Political     Mortgage Backed
                    Corporations      Subdivisions      Securities
                             Average           Average
                             Yield             Yield             Average
                    Amount   (1)      Amount   (1)(2)   Amount   Yields
Maturity:
 One year or less   $ 2,248     5.63% $     -        -% $     -        -
After one year
 through five years   4,680     5.92      626     7.00    1,158     6.86
After five years
 through ten years      706     7.66      758     7.03        -        -
After ten years           -        -      537     8.65      739     7.38

Totals              $ 7,634     6.00% $ 1,921     7.47% $ 1,897     7.06%

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

(2) Yields on securities of state and political subdivisions are stated on a tax equivalent basis, using a tax rate of 34%.

III.  Loan Portfolio

  A. Types of Loans The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan.

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993
                                    (In Thousands)
Commercial, financial and
 agricultural                  $    14,592   $    13,229   $     7,904
Real estate - mortgage              36,426        32,792        26,883
Real estate - construction           1,767         2,347         1,039
Installments                         8,932         8,834        14,967
                               $    61,717   $    57,202   $    50,793
Less - unearned income                  82            59            73
       Reserve for possible
        losses                         994           975           912

Total Loans                    $    60,641   $    56,168   $    49,808

B. Maturities and Sensitivity to Changes in Interest Rates The amount of total loans by category (excluding real estate mortgage and installment loans) outstanding as of December 31, 1995 which, based on remaining repayments of principal, are due in (1) year or less, (2) more than one year but less than five and (3) more than five years are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                  Maturity Classification
                                 Over One
                   One Year      Through 5     Over
                   or Less       Years         5 years       Total
                                      (In Thousands)
Types of Loans
Commercial,
 financial and
 agricultural      $       N/A   $       N/A   $       N/A   $      N/A
Real estate
 construction      $     1,767           N/A           N/A          N/A

Total loans due
 after one year with:
 Predetermined interest rate             N/A
 Floating interest rate                  N/A

C. Nonperforming Loans The following table presents, at the dates indicated, the aggregate amounts of nonperforming loans for the categories indicated.
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993
                                     (In Thousands)
Loans accounted for on a
 non-accrual basis             $        46   $        56   $       100

Loans contractually past due
 ninety days or more as to
 interest or principal payments        276            33            58

Loans, the terms of which have
 been renegotiated to provide
 a reduction or deferral of
 interest or principal because
 of a deterioration in the
 financial position of the
 borrower                                -             -             -

Loans now current about which
 there are serious doubts as
 to the ability of the borrower
 to comply with present loan
 repayment terms                         -             -             -

     Loans are placed on non-accrual basis when loans are past due ninety days or more. Management can elect not to place loans on non-accrual status if net realizable value of collateral is sufficient to cover the balance and accrued interest.

D. Commitments and Lines of Credit The banks provide commitments and lines of credits to their most credit worthy customers only. Commitments are for short terms, usually not exceeding 30 days, and are provided for a fee of 1% of the amount committed. Lines of credit are for periods extending up to one year. No fee is usually charged with respect to the unused portion of a line of credit. Interest rates on loans made pursuant to commitments or under lines of credit are deter-mined at the time that the commitment is made or line is established.

E.  Rate Sensitivity Analysis
                              SOUTH BANKING COMPANY
                                DECEMBER 31, 1995

                                                  +-----Interest Sensitive

                                       0 -        0 -        0 -
                                       90 Days    180 Days   365 Days
                                              (Thousands of
Earning Assets:
 Loans                                 $  25,984  $  30,168  $  37,948
 Investment securities                     2,017      2,498      4,680
 Interest bearing deposits                   398        398        795
 Federal funds sold and
  securities purchased under
  agreement to resell                     13,335     13,335     13,335

Total Earning Assets                   $  41,734  $  46,399  $  56,758

Supporting Sources of Fund
 Savings                               $   6,403  $   6,403  $   6,403
 Money market and NOW                     17,098     17,098     17,098
 Other time deposits                      11,297     19,704     31,276
 CD's - $100,000 or more                   2,243      4,183      7,322

Total Interest Bearing
 Deposits                              $  37,041  $  47,388  $  62,099

Demand deposits and other funds
 supporting earning assets -
 non interest earning                  $       -  $       -  $       -

Total Supporting Sources
 of funds                              $  37,041  $  47,388  $  62,099

Interest Sensitive - interest
 earning assets less interest
 bearing liabilities                   $   4,693  $(    989) $(  5,341

Ratio of interest earning
 assets to interest bearing
 liabilities                                1.13%       .98%       .91

                            --------+  0 - 5 yrs
                            0 -        24
                            2 years    Months     Total
                             Dollars)

                            $  44,953  $  55,336  $  61,717
                                6,082      9,347     11,452
                                  795        795        795


                               13,335     13,335     13,335

                            $  65,165  $  78,813  $  87,299


                            $   6,403  $   6,403  $   6,403
                               17,098     17,098     17,098
                               35,824     37,526     37,526
                                8,656      9,372      9,372


                            $  67,981  $  70,399  $  70,399



                            $       -  $       -  $  14,145


                            $  67,981  $  70,399  $  84,544



                            $(  2,816) $   8,414  $   2,755



                                  .96%      1.12%      1.03%

     The rate sensitivity analysis table is designed to demonstrate South's sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of South's assets and liabilities for the period shown. A ratio of greater than 1.0 times interest earnings assets to interest bearing liabilities indicates that an increase in interest rates will generally result in an increase in net income for South and a decrease in interest rates will result in a decrease in net income. A ratio of less than 1.0 times earnings assets to interest-bearing liabilities indicates that a decrease in interest rates will generally result in a increase in net income for South and an increase in interest rates will result in an decrease in net income.

IV.  Summary of Loan Loss Experience

     The following table summarizes loan balances at the end of each period and average balances during the year for each category; changes in the reverse for possible loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993
                                     (In Thousands)
A.  Average amount of loans
     outstanding               $    60,641   $    54,042   $    48,898

B.  Balance of reserve for
     possible loan losses at
     beginning of period       $       975   $       912   $       738

C.  Loans charged off:
     Commercial, financial
      and agricultural         $        45   $        53   $        26
     Real estate - mortgage              -            16             9
     Installments                      144            24            48

                               $       189   $        93   $        83
D.  Recoveries of loans
     previously charged off:
     Commercial, financial
      and agricultural         $         7   $        39   $        36
     Real estate                        46             6            63
     Installment                        93            57            40

                               $       146   $       102   $       139
E.  Net loans charged off
     during period             $        43   $(        9)  $(       56)
    Additions to reserve
     charged to operating
     expense during period (1) $        62   $        54   $       118

F.  Balance of reserve for
     possible loan losses at
     end of period             $       994   $       975   $       912

G.  Ratio of net loans
     charged off during the
     period to average loans
     outstanding                      .070    (     .002)    (     .01)

(1) Although the provisions exceeded the minimum provision required by regulatory authorities, the Board of Directors believe that the provision has not been in excess of the amount required to maintain the reserve at a sufficient level to cover potential losses. The amount charged to operations and the related balance in the reserve for loan losses is based upon periodic evaluations by management of the loan portfolio. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience and management's estimation of future potential losses.

(2) Management's review of the loan portfolio did not allocate reserves by category due to the portfolio's small size. The reserves were allocated on the bases of a review of the entire portfolio. The anticipated loan losses for the coming year are expected to be less than prior years. The portfolio does not contain excessive concentrations in any industry or loan category that might expose South to significant risk.

V.  Deposits

A. Average deposits, classified as demand deposits, savings deposits and time certificates of deposit for the periods indicated are presented below:
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993
                                           (In Thousands)
Demand deposits                $    13,446   $    12,965   $    11,701
NOW deposits                        15,211        17,378        17,923
Savings deposits                     6,675         7,132         6,423
Time certificates of deposits       42,838        34,647        34,005

Total Deposits                 $    78,170   $    72,122   $    70,052

B. The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1995 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

Three months of less                                       $     2,243
Over three through six months                                    1,940
Over six through twelve months                                   3,139
Over twelve months                                               2,050

Total                                                      $     9,372

VI.  Return on Assets and Shareholders' Equity

     The following rate of return information for the periods indicated is presented below:
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993
Return on assets (1)                  1.28%         1.19%         1.16%
Return on equity (2)                 12.08         11.22         11.66
Dividend payout ratio (3)            19.37         22.54         24.23
Equity to assets ratio (4)           10.62         10.65          9.96

VI.  Return on Assets and Shareholders' Equity (con't)

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3)  Dividends declared per share divided by net income per share.
(4)  Average equity divided by average total assets.

Item 2.  Properties

     Alma Bank's main banking office and the Registrant's principal executive offices are located at 104 North Dixon Street, Alma, Georgia 31510. The building, containing approximately 13,040 square feet of usable office and banking space, and the land, approximately 1.2 acres, are owned by Alma Bank. Alma Bank also has a separate drive-in banking facility located at 505 South Pierce Street, Alma, Georgia. The building, containing 510 square feet, in which the branch is located and the land, approximately .4 acres, on which it is located are owned by Alma Bank.

     Citizens Bank's main banking office is located at 205 East King Street, Kingsland, Georgia 31548. The building, containing approximately 6,600 square feet of usable office and banking space, and the land, approximately 2 acres, are owned by Citizens Bank.

     Peoples Bank's main banking office is located at Comas and E. Parker Streets, Baxley, Georgia 31513. The building, containing approximately 7,800 square feet of usable office and banking space, and the land, approximately 2.5 acres, are owned by the Bank. The Bank does not have branches.

Item 3. Legal Proceedings

     Neither the Registrant or its subsidiaries are parties to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Banks, nor to the knowledge of the management of the Registrant are any such proceedings contemplated or threatened against it or its subsidiaries.

Item 4.  Submission of Matters to a vote of Security Holders

     Note applicable.

Part II.

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a) There currently is no public market for the common stock of the Registrant.

(b) As of March 1, 1996 there were approximately 481 holders of record of the Registrant's common stock.

(c) The Registrant paid an annual dividend on its common stock of $.55 per share for a total of $222,906 for fiscal 1995.

Item 6.  Selected Financial Data
                                 Years Ended December 31,
                  1995       1994       1993       1992       1991
                                     (In Thousands)

Total Assets      $  97,175  $  84,477  $  78,911  $  79,904  $  80,893

Operations:
 Interest income  $   8,090  $   6,568  $   5,982  $   6,468  $   7,777
 Interest expense     3,314      2,269      2,135      2,915      4,261

Net Interest
 Income           $   4,776  $   4,299  $   3,847  $   3,553  $   3,516

Provision for
 loan losses             62         53        118        224        719

Net interest
 income
 after provision
 for loan losses  $   4,714  $   4,246  $   3,729  $   3,329  $   2,797

Other income      $   1,371  $   1,264  $   1,251  $   1,337  $   1,191

Other expenses    $   4,345  $   4,116  $   3,765  $   3,566  $   3,635

Income before
 income taxes     $   1,740  $   1,394  $   1,215  $   1,100  $     353

Federal Income
 taxes            $     590  $     405  $     287  $     281         74

Net income before
 extraordinary
 items            $   1,150  $     989  $     928  $     819  $     279

Extraordinary
 items            $       -  $       -  $       -  $       -  $       -

Net income        $   1,150  $     989  $     928  $     819  $     279

Per Share Data:
Income after
 extraordinary
 items            $    2.84  $    2.44  $    2.27  $    2.01  $    .680

Net income        $    2.84  $    2.44  $    2.27  $    2.01  $    .680

Dividends
 Declared         $     .55  $     .55  $     .55  $     .55  $     .55

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to focus on information about South Banking Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statement included in this report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Financial Condition and Liquidity

Financial Condition

     South functions as a financial institution and as such its financial condition should be examined in terms of trends in its sources and uses of funds. A comparison of daily average balances indicate how South has managed its sources and uses of funds. Included in the selected statistical information, the comparison of daily average balance in the business portion of the filing indicated how South has managed its sources and uses of funds. South used its funds primarily to support its lending activities.

     South's total assets increased to $97,174,748 at year end 1995 from $84,476,527 at year end 1994. The increase totaled $12,698,221 or approximately 15.03% which compared to a increase rate of 7.05% for 1994. The increase in growth was attributable to improvement in the local economies and South maintaining competitive rates for deposits as interest rates began to rise. South loan demand was very strong allowing South to become more active in the higher paying certificates of deposits.

     Loan demand increased during the current year as the continuing improvement in the economy maintained the confidence level of customers to a point where business activity has increased. Net loans increased to $60,641,359 in 1995 for an increase of $4,472,899 or 7.96% compared to an increase in 1994 of $6,360,363. The Banks have made an effort to retain quality loans since loans are the highest yielding assets of the Bank.

     South's investment portfolio, including certificate of deposits in other banks, increased to $12,246,850 from $10,401,190, an increase of $1,845,660 compared to a decrease of $2,407,361 during 1994. Federal funds purchased increased from $8,655,000 in 1994 to $13,335,000 in 1995. The change in the investment portfolio and federal funds sold is attributable to South's desire to maintain sufficient liquidity to fund higher yielding loans and to South's decision to keep investments at short-terms when rates were low to better position ourselves to take advantage of rising rates. The portfolio of South is primarily short-term securities as South has purchased these securities over the past few years when loan demand declined. As demand increased South was in position to capitalize on the upturn of the economy. Unrealized gain and losses on this portfolio is not material to the statement as South maintains a slight net unrealized gain on the portfolio.

     As the primary source of funds, aggregate deposits, increased by $10,761,700 in 1995 and increased by $4,160,468 in 1994 or approximately 14.6% and 5.3%, respectively. However, the change is not consistent with all categories. Non-interest bearing deposits decreased $606,663. The average balance for the year on non-interest bearing deposits increased to $13,446,000 in 1995 compared to $12,965,000 in 1994. This is indicative of the stable core deposits and the improving economy. Interest bearing demand deposits increased substantially to $17,098,343 from $15,350,308 for an increase of $1,748,035. Time deposits accounted for majority of the increase in deposits. Time deposits increased by $10,389,430 or 28.4%. The shifting of deposits within the Banks was predictable due to changing rates and the need for many depositors to seek higher yield for their deposits. The returns are illustrated by the average interest rates on demand deposits which during 1995 decreased from 2.83% to 2.68% on demand accounts and 4.26% to 6.02% on time deposits.

Liquidity

     The primary function of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers requiring assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

     Marketable investment securities, particularly those of shorter maturities, and federal funds sold are the principal sources of asset liquidity. Securities maturing in one year or less amounted to $2,466,182 and federal funds sold with daily maturities amounted to $13,335,000 at year end 1995, an increase from prior years as the deposit growth continues. Maturing loans and certificates of deposits in other banks are other sources of liquidity.

     Historically, the overall liquidity of South has been enhanced by a significant aggregate amount of core deposits. These core deposits have remained constant during this period. South has utilized less stable short-term funding sources to enhance liquidity such as large denomination time deposits and money market certificates within its current customer base, but has not attempted to acquire these type of accounts from non-core deposit customers. South has utilized its core deposit base to help insure it maintains adequate liquidity.

     South does not have current commitments, demands or uncertainties that would affect its liquidity in a material way. South had a net loan to deposit ratio of 71.7 percent for year end 1995 down from 77.5 percent at year end 1994. The increased liquidity that South managed over the prior three years helped South to be able to fund the loan demand without any liquidity problems.

     Interest rate sensitivity varies with different types of interest-earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to prime differ considerably from long-term investment and fixed rate loans. Similarly time deposits over $100,000 and money market accounts are much more interest sensitive than passbook savings and long-term capital notes. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earning assets over interest-bearing liabilities. An interest rate sensitivity table is included elsewhere in document and it shows the interest sensitivity gaps for five different time intervals as of December 31, 1995. The first 30 days there is an excess of interest-bearing assets over interest-bearing liabilities. South becomes more sensitive to interest rate fluctuations on a short time period. While the cumulative gap declines with each time interval, South remains with a manageable position.

Capital Resources

     South does not presently have commitments for significant capital expenditures. However, there are regulatory constraints placed on the South's capital.

     In January 1989, the Federal Reserve Board released new standards for measuring capital adequacy for U. S. banking organizations. These standards are based on the original risk-based capital requirements first proposed in early 1986 by U. S. bank regulators and then developed jointly by authorities from the twelve leading industrial countries. As a result, the standards are designed to not only provide more risk-responsive capital guidelines for financial institutions in the U. S., but also incorporate a consistent framework for use by financial institutions operating in the major international financial markets.

    In general, the standards require banks and bank holding companies to maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments and interest rate swaps.

     The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative (BHCs only) perpetual preferred stock and minority interest less goodwill. Tier 2 capital consists of allowance for loan and lease losses, perpetual preferred stock (not included in Tier 1), hybrid capital instruments, term subordinated debt and intermediate-term preferred stock. By December 31, 1992, all banks were required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets with at least 4% Tier 1 capital. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

Results of Operations
                         1995 Compared to 1994

     Net interest income is an effective measurement of how well management has balanced the South's interest rate sensitive assets and liabilities. Net interest income increased by $477,147 or 11.1% in 1995 and $452,609 or 11.7% in 1994. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. The increase in loan demand continue to be sufficient to offset the higher paying deposit growth. The shifting of asset and liabilities was necessary to maintain level of net interest income as net interest yield remain constant at 5.20%.
With the interest rate currently in the market and South current interest rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will continue to attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities.

     The provision for loan loss was $994,027 in 1995 compared to $974,866 in 1994. The provision for loan losses has been sufficient to increase the allowance for loan losses each year. Management continues to work its loan portfolio to minimize charge-offs and place maximum efforts to collect previously charged off.

     Other income increased slightly from the prior year. Service charges decreased slightly in 1995 compared to 1994. This is an indication of the higher balance being maintained by customers as the economy has started to improve. Additionally, a small gain on securities occurred in 1994 as a small number of sales resulted in a small gain. Operations from data center increased as 1995 was the first full operational year. Sales are for one bank not owned by South.

     Operating cost grew at a rate of 5.84%. The increases are primarily personnel and equipment related. Increased demands by regulatory agencies have required some additional personnel time and other cost continue to increase. The start up of the data processing center in 1995 contributed to the increased operating cost. 1995 was the first full year of data processing center operation and costs are becomming more manageable than in the prior year of inception. Management expects the center to become more efficient as its operation matures.

     Income tax expense was $589,746 in 1995 or 33.89% of net income compared to $405,023 in 1994 or 29.04% of net income. The reduction in tax free municipal bond interest in 1995, as bonds matured or were called, also raised the effective tax rate of South. During the year 1993, FASB 109 was adopted by South with no material effect on its financial statements; however, some adjustments were required.

     Results of operations can be measured by various ratio analysis. Two widely recognized performance indicators are the return on average equity and the returns on average assets. South's return on equity increased from 11.22% to 12.08%. The return on assets increased from 1.19% to 1.28%.

Results of Operations
                         1994 Compared to 1993

     Net interest income is an effective measurement of how well management has balanced the South's interest rate sensitive assets and liabilities. Net interest income increased by $452,609 or 11.7% in 1994 and $399,302 or 11.2% in 1993. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. The increase in loan demand was sufficient to offset the higher paying deposit growth. The shifting of asset and liabilities was necessary to maintain level of net interest income as net interest yield increased to 5.21% from 4.99%. With the interest rate currently in the market and South current interest rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities.

     The provision for loan loss was $974,866 in 1994 compared to $911,931 in 1993. The provision for loan losses has been sufficient to increase the allowance for loan losses each year. During the year 1994, loan loss recoveries exceeded the loan charged off as management continues to work its loan portfolio to minimize charge-offs and place maximum efforts to collect previously charged off.

     Other income increased slightly from the prior year. Service charges remained level in 1994 compared to 1993. This is an indication of the higher balance being maintained by customers as the economy has started to improve. Additionally, a small loss on securities occurred in 1993 as early calls and a small number of sales resulted in a small loss.

     Operating cost grew at a rate of 9.31%. The increases are primarily personnel, data processing and regulatory in nature. Increased demands by regulatory agencies have required some additional personnel time and FDIC fees and other cost continue to increase. The start up of the data processing center in 1994 contributed to the increased operating cost. Management expects the center to become more efficient as its operation matures.

     Income tax expense was $405,023 in 1994 or 29.04% of net income compared to $286,472 in 1993 or 23.6% of net income. In 1993, South recovered previous alternative minimum tax paid in 1991 to reduce the overall tax bite. The reduction in tax free municipal bond interest in 1994, as bonds matured or were called, also raised the effective tax rate of South. During the year 1993, FASB 109 was adopted by South with no material effect on its financial statements; however, some adjustments were required.

     Results of operations can be measured by various ratio analysis. Two widely recognized performance indicators are the return on average equity and the returns on average assets. South's return on equity decreased from 11.66% to 11.22%. The return on assets increased from 1.16% to 1.19%. Although these levels are within peer group ranges of some other bank holding companies, management believes that improvement for 1995 is realistic.

Results of Operations
                         1993 Compared to 1992

     Net interest income is an effective measurement of how well management has balanced the South's interest rate sensitive assets and liabilities. Net interest income increased by $399,302 or 11.2% in 1993 and $36,908 or 1.05% in 1992. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. Management did not solicit high interest deposits and was able to maintain stable cost of funds. The shifting of assets and liabilities was necessary to maintain level of net interest income as net interest yield decreased to 4.99% from 5.17%. With the low interest rate currently in the market and South current interest rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities.

     The provision for loan loss was $911,931 in 1993 compared to $738,578 in 1992. The provision for loan losses has been sufficient to increase the allowance for loan losses each year. During the year 1993, loan loss recoveries exceeded the loan charged off as management continues to work its loan portfolio to minimize charge-offs and place maximum efforts to collect previously charged off.

     Other income decreased from the prior year. Service charges were down in 1993 compared to 1992. This is an indication of the higher balance being maintained by customers as economy has started to improve. Additionally, a small loss on securities occurred in 1993 as early calls and a small number of sales resulted in a small loss.

     Operating cost grew at a rate of 5.59%. The increases are primarily personnel and regulatory in nature. Increased demands by regulatory agencies have required some additional personnel time and FDIC fees and other cost continue to increase.

     Income tax expense was $286,472 in 1993 or 23.6% of net income compared to $281,236 in 1992 or 25.6% of net income. South continued to recover previous alternative minimum tax paid in 1991 to reduce the overall tax bite. During the year 1993, FASB 109 was adopted by South with no material effect on its financial statements; however, some adjustments were required.

     Results of operations can be measured by various ratio analysis. Two widely recognized performance indicators are the return on average equity and the returns on average assets. South's return on equity increased from 11.19% to 11.66%. The return on assets increased from 1.03% to 1.16%. Although these levels are within peer group ranges of some other bank holding companies, management believes that improvement for 1994 is realistic.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, accruing loans past due 90 days or more and other real estate, which include foreclosures, deeds in lieu of foreclosure and in-substance foreclosures.

     A loan is generally classified as nonaccrual when full collectibility of principal or interest is doubtful or a loan becomes 90 days past due as to principal or interest, unless management determines that the estimated net realizable value of the collateral is sufficient to cover the principal balance and accrued interest. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged to the allowance for loan losses. Nonperforming loans are returned to performing status when the loan is brought current and has performed in accordance with contract terms for a period of time.

Distribution of Nonperforming Assets
                                         1995       1994       1993
                                                  (In Thousands)
Non accrual loans                        $     66   $     56   $    100
Past due 90 days still accruing               276         33         58
Other real estate (ORE)                       283        661        500

                                         $    625   $    750   $    658
Nonperforming loans to year
 end loans                                    .54%       .16%        31%
Nonperforming assets to year
 end loan and ORE                            1.00%      1.31%      1.28%

     The ratio of nonperforming assets has decreased steadily since 1992 until 1995. A slight increase occurred as ORE sales declined and a subsequent foreclosure has increased the ORE in 1994. This decrease is attributed to the sale of ORE and the general improvement of the loan portfolio. Management continues to work on nonperforming assets to further reduce this ratio.

Regulatory Matters

     During the year 1995, federal and state regulatory agencies completed asset quality examinations at the South's subsidiary banks. The South's level and classification of identified potential problem loans was not revised significantly as a result of this regulatory examination process.

     Examination procedures require individual judgments about a borrower's ability to repay loans, sufficiency of collateral values and the effects of changing economic circumstances. These procedures are similar to those employed by South in determining the adequacy of the allowance for loan losses and in classifying loans. Judgments made by regulatory examiners may differ from those made by management.

     Management and the boards of directors of South and affiliates evaluate existing practices and procedures on an ongoing basis. In addition, regulators often make recommendations during the course of their examinations that relate to the operations of South and its affiliates. As a matter of practice, management and the boards of directors of South and its subsidiaries consider such recommendations promptly.

Impact of Inflation and Changing Prices

     The majority of assets and liability of a financial institution are monetary in nature; therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. An important effect of this has been the reduction of asset growth to maintain appropriate levels. Another significant effect of inflation is on other expenses, which tend to rise during periods of general inflation.

     Management believes the most significant impact on financial results is South's ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

Impact of Accounting Change for Income Taxes and Tax Reform

     In February 1992, the FASB issued Statement of Financial Accounting Standards SFAS No. 109 relating to the method of accounting for deferred income taxes. Implementation of SFAS 109 is required for fiscal years beginning after December 15, 1992. SFAS No. 109 requires companies to take into account changes in tax rates when valuing the deferred income tax amounts recorded on the balance sheet. The statement also requires that deferred taxes be provided for all temporary differences between financial statement and tax income in addition to the timing differences in the recognition of income for financial statement and tax purposes which were covered by prior accounting rules.

Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Registrant and its subsidiaries are included on pages F-1 through F-31 of this Annual report on Form 10-K.

     Consolidated Balance Sheets - December 31, 1995 and 1994

     Consolidated Statements of Income - Years ended December 31, 1995,
       1994 and 1993

     Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993

     Consolidated Statement of Cash Flow - Year ended December 31, 1995,
      1994 and 1993

     Notes to Consolidated Financial Statements

Item 9.  Disagreement on Accounting and Financial Disclosures

     Not applicable.

Part III.

Item 10. Directors and Executive Officers of the Registrant

     The Directors and Executive Officers of the Registrant and their respective ages, positions with the Registrant, principal occupation and Common Stock of the Registrant beneficially owned as of March 1, 1995 are as follows:
                                               Director
                                              (Officer) of  # of shares
                           Position with       Registrator  Owned
                           Registrant          of one of    Beneficiary
                           & Principal         the Banks    (Percent of
Name (Age)                 Occupation          Since        Class)

Paul T. Bennett (40)       President,           1978(1)(2)       10,334
                            Treasurer and              (3)   (   2.55%)
                            Director; Vice
                            Chairman and Director,
                            Citizens Bank; Vice
                            Chairman and Director,
                            Peoples State Bank &
                            Trust, Baxley, Georgia;
                            President Peoples Bank,
                            Lyons, Georgia; Director,
                            Banker's Data Services;
                            Director, Alma Exchange
                            Bank and Trust

Olivia Bennett (76)        Executive Vice       1969(1)(2)      200,587
                            President, Secretary       (3)   (  49.49%)
                            and Director; Chairman
                            and Director, Alma
                            Bank; Director,
                            Banker's Data Services
                            Chairman of Board,
                            President, Citizens Bank;
                            Director Peoples Bank

Lawrence Bennett (48)      President and        1987(1)(2)        3,654
                            Director, Alma                    (    .9%)
                            Bank; Director,
                            Banker's Data Services;
                            Director, Peoples
                            Bank, Baxley; Director
                            Peoples Bank, Lyons

Charles Stuckey (48)       Director; Executive    1990(3)           200
                            Vice President,                    (   .1%)
                            Peoples Bank; Director,
                            Banker's Data
                            Services

Item 10. Directors and Executive Officers of the Registrant (con't)

                                               Director
                                              (Officer) of  # of shares
                           Position with       Registrator  Owned
                           Registrant          of one of    Beneficiary
                           & Principal         the Banks    (Percent of
Name (Age)                 Occupation          Since        Class)

James W. Whiddon (51)      Director; Executive
                            Vice President and     1989(2)           30
                            Director, Citizens                 (    -%)
                            Bank; Director,
                            Banker's Data Services

Kenneth F. Wade (53)       Director; Executive     1980(1)        4,779
                            Vice President, Director           ( 1.18%)
                            and Cashier, Alma Bank;
                            Director, Banker's
                            Data Services

(1) Director of Alma Bank
(2) Director of Citizens Bank
(3) Director of Peoples Bank

     Included in shares owned by Olivia Bennett are 175,501 shares owned by Estate of Valene Bennett of which she is the Executrix.

     None of the directors are a director of a publicly-held corporation which is required to file reports with the Securities and Exchange Commission.

     Each of the Directors and Executive Officers have been engaged in his or her present principal occupation for at least five years. Olivia Bennett is the mother of Paul T. Bennett and Lawrence Bennett. There are no other family relationships between any other Director or Executive Officer. Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.

Item 11.  Management Renumeration and Transactions

     The following information is given as to the cash and cash equivalent forms of renumeration received by South's CEO.

Item 11.  Management Renumeration and Transactions (con't)

                                           Long-Term Compensation
                  Annual Compensation        Awards           Payouts
(A)       (B)  (C)      (D)     (E)      (F)       (G)    (H)     (I)
                                Other                              All
Name and                        Annual  Restricted                 Other
Principal                       Compen-  Stock    Options/ LTIP    Compen-
Position  Year Salary   Bonus   sation   Award     SARS #  Payouts sation
Valene
Bennett
CEO       1995 $ 72,486 $     - $  8,985 $       - $     - $     - $     -
          1994   83,582       -   11,795         -       -       -       -
          1993   80,346       -   11,900         -       -       -       -
          1992   75,746       -   11,470         -       -       -       -
          1991   72,996       -    9,725         -       -       -       -

Paul T.
Bennett
CEO       1995 $ 87,566 $     - $ 15,310 $       - $     - $     - $     -

Olivia
Bennett
Secretary 1995 $100,857 $     - $ 12,200 $       - $     - $     - $     -

(1) Does not include fees and dues for clubs and fraternal and civic organizations paid by the Banks to certain officers for business related purposes. Also does not include any amounts for use of an automobile.

Transactions with Management

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 1, 1995, the beneficial ownership of Common Stock of Registrant by the Only "person" (as that term is defined by the Securities and Exchange Commission), who owns of record or is known by the Registrant to own beneficially 5% or more of the outstanding shares of Common Stock of the Registrant and by all Executive Officers and Directors of the Registrant as a group.

                                              Number of      Percent of
                                              Shares Owned  Outstanding
Name                                          Beneficially   Shares
Estate of Valene Bennett
Route 4
Alma, Georgia 31510                                175,501        43.27%

Olivia Bennett
Route 4
Alma, Georgia 31510                                 25,086         6.19%

All Executive Officers and Directors
 as a group (7 persons)                            219,384         54.1%

Item 13.  Certain Relationships and Related Transactions

     The Banks have had, and expect to have in the future, banking transactions in the ordinary course of business with Directors and Officers of the Banks and their associates, including corporations, partnerships and other organizations in which such Directors and Officers have an interest, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions have not involved more than the normal risk of collectibility or presented other unfavorable features.

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
Item 14(a)  1. and 3. and Item 14(d)

     (a)  The following documents are filed as part of this report:

          1.  Financial Statements

          (a)  South Banking Company and Subsidiaries:
          (i ) Consolidated Balance sheet - December 31, 1995 and 1994 (ii ) Consolidated Statement of Income - Year ended December
                 31, 1995, 1994 and 1993
          (iii) Consolidated Statement of Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993
          (iv ) Consolidated Statement of Cash Flow - Year ended
                 December 31, 1995, 1994 and 1993

          (b)  South Banking Company (Parent Corporation Only):
          (i  ) Balance sheet - December 31, 1995 and 1994
          (ii ) Statement of Income - period ended December 31, 1995,
                 1994 and 1993
          (iii) Statement of Stockholders' Equity - Period ended
                 December 31, 1995, 1994 and 1993
          (iv ) Statement of Cash Flow - Year ended December 31, 1995,
                 1994 and 1993

          3.  Exhibits required by Item 7 of regulation S-K:

          (3)  Articles of Incorporation and By-Laws (included as
          Exhibits 3(a) and (b), respectively, to Appendix II to
          Registrant's Registration Statement on Form S-14, File No. 2-71249, previously filed with the Commission and incorporated herein by reference).

          (13) 1995 Annual Report to Shareholders of South Banking Company (note deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference).

          (22)  List of the Registrant's subsidiaries:

          (1)   Alma Exchange Bank & Trust
          (2)   Citizens State Bank
          (3)   Peoples State Bank & Trust
          (4)   Bankers' Data Services, Inc.

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
          (con't)

     All of the Registrant's subsidiaries were incorporated under the laws of the State of Georgia and are doing business in Georgia under the above names.

          (b) The registrant has not filed a Form 8-K during the last quarter of the period.

          (c)  The response to this Item 14(c) is included in item
          14(a).

          (d)  Financial Statements Schedules - None.

                           POWER OF ATTORNEY


     Know all men by these present, that each person whose signature appears below constitutes and appoints Valene Bennett, his attorney-in-fact, to sign any amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith. The Securities and Exchange Commission hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:      March 26, 1996
                                         Paul T. Bennett
                                         Principal Executive, Financial
                                         and Accounting Officer and
                                         Director



Date:      March 26, 1996
                                         Olivia Bennett
                                         Executive Vice President and
                                         Director



Date:      March 26, 1996
                                         Charles Stuckey
                                         Director


Date:      March 26, 1996
                                         James W. Whiddon
                                         Director


Date:      March 26, 1996
                                         Kenneth F. Wade
                                         Director


Date:      March 26, 1996
                                         Lawrence Bennett
                                         Director



                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SOUTH BANKING COMPANY




Date:      March 26, 1996             By:
                                           Paul T. Bennett
                                           President, Treasurer and
                                           Director

                       SUPPLEMENTAL INFORMATION


     The following supplemental information has not been sent to the Registrant's shareholders, but will be sent subsequent to the filing of this Annual Report on Form 10-K:

     (1)  1995 annual report to shareholders.

     (2)  Proxy statement for 1995 annual meeting of shareholders.

     The foregoing materials will be furnished to the Commission when they are sent to the shareholders since the Registrant does not have securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. The foregoing materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 or that Act.

                         SOUTH BANKING COMPANY

                           ALMA,     GEORGIA

                         FINANCIAL STATEMENTS

                           DECEMBER 31, 1995

                REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
South Banking Company
Alma, Georgia 31510


     We have audited the accompanying consolidated balance sheets of South Banking Company as of December 31, 1995 and 1994 and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Banking Company at December 31, 1995 and 1994 and the consolidated results of its operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                  Respectfully submitted,




                                  H. H. BURNET & COMPANY
February 14, 1996
                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       CONSOLIDATED BALANCE SHEET


                                             December 31,  December 31,
                                             1995          1994
                                 ASSETS
Cash and due from banks                      $ 3,989,564   $ 3,447,596

Deposits in other banks -
 interest bearing                            $   795,000   $   995,000

Investment securities
 Available for sale                          $ 8,146,274   $ 4,063,412
 Held to maturity - market value of
  $3,311,955 in 1995 and $4,964,722
  in 1994                                    $ 3,305,576   $ 5,069,898

Pineland State Bank stock - at cost          $   975,141   $         -

Georgia Bankers stock                        $   272,880   $   272,880

Federal Home Loan Bank stock                 $    99,900   $         -

Federal funds sold                           $13,335,000   $ 8,655,000

Loans                                        $61,717,437   $57,201,948
Less: Unearned discount                       (   82,051)   (   58,622)
Reserve for loan losses                       (  994,027)   (  974,866))))

                                             $60,641,359   $56,168,460

Bank premises and equipment                  $ 3,104,655   $ 3,252,981

Other assets                                 $ 2,509,399   $ 2,551,300


Total Assets                                 $97,174,748   $84,476,527


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:  Demand - non-interest bearing     $14,145,230   $14,751,893
           Demand - interest bearing          17,098,343    15,350,308
           Savings                             6,403,438     7,172,540
           Time                               46,898,446    36,509,016
                                             $84,545,457   $73,783,757
Borrowing                                      1,976,405     1,292,238
Accrued expenses and other liabilities           604,033       402,755


Total Liabilities                            $87,125,895   $75,478,750


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED BALANCE SHEET (con't)


                                             December 31,  December 31,
                                             1995          1994
Stockholder's Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 1995 and 1994 - 405,283
 and 405,283, respectively                   $   405,283   $   405,283
Surplus                                        3,136,238     3,136,238
Undivided profits                              6,464,741     5,537,253
Unrealized gain (loss) on securities              42,591    (   80,997)

Total Stockholders' Equity                   $10,048,853   $ 8,997,777


Total Liabilities and Stockholders' Equity   $97,174,748   $84,476,527

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENT OF INCOME


                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993
Interest Income
Interest and other fees
 on loans                      $ 6,995,954   $ 5,666,373   $ 4,972,996
Interest on deposits -
 interest bearing                   40,904        65,241        96,289
Interest on federal funds
 sold                              472,289       305,906       164,160
Interest on investment
 securities:
 U. S. Treasury                     99,131       113,783       185,308
 U. S. Government agencies         273,579       218,222       285,732
 Mortgage backed securities        140,159       104,969       135,560
 State and municipal
  subdivisions                      58,584        94,106       133,104
Other securities                     9,893             -         8,864

Total Interest Income          $ 8,090,493   $ 6,568,600   $ 5,982,013


Interest Expense
Interest on deposits           $ 3,167,719   $ 2,164,062   $ 2,086,070
Interest - other borrowing         146,402       105,313        49,327

Total Interest Expense         $ 3,314,121   $ 2,269,375   $ 2,135,397

Net interest income            $ 4,776,372   $ 4,299,225   $ 3,846,616
Provision for loan losses           62,200        53,500       118,000

Net interest income after
 provision for loan losses     $ 4,714,172   $ 4,245,725   $ 3,728,616


Other Operating Income
Service charge on deposits     $   955,791   $   987,131   $   982,813
Commission on insurance             63,154        57,169        72,111
Other income                       163,583       213,965       215,109
Securities gains (losses)           21,591         6,000    (   19,133)
Data processing fees               167,267             -             -

Total Other Operating Income   $ 1,371,386   $ 1,264,265   $ 1,250,900


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                 CONSOLIDATED STATEMENT OF INCOME (Con't)


                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993

Other Operating Expenses
Salaries                       $ 1,558,381   $ 1,474,463   $ 1,353,968
Profit sharing and other
 personnel expenses                355,822       228,776       209,242
Occupancy expense of bank
 premises                          269,909       300,586       230,270
Furniture and equipment expense    422,129       242,214       215,573
Stationery and supplies            136,568       124,885        83,721
Data processing                    428,979       449,325       277,813
Director fees                      103,436       101,405       103,385
Other real estate expenses          30,856             -       115,959
Other expenses                   1,039,355     1,193,946     1,175,016

Total Other Operating Expenses $ 4,345,435   $ 4,115,600   $ 3,764,947

Income before income taxes     $ 1,740,123   $ 1,394,390   $ 1,214,569
Applicable income taxes            589,746       405,523       286,472


Net Income                     $ 1,150,377   $   988,867   $   928,097


Per share earnings based on
 weighted average outstanding
 shares:

 Weighted average
  outstanding shares               405,283       405,351       408,036

Net income before
 extraordinary items           $      2.84   $      2.44   $      2.27


Net Income Per Share           $      2.84   $      2.44   $      2.27


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    STATEMENT OF STOCKHOLDERS' EQUITY






                          Common                      Undivided
                          Stock         Surplus       Profits
Balance,
 December 31, 1992        $   408,070   $ 3,181,517   $ 4,009,125
 Net income                         -             -       928,097
 Cash dividends                     -             -    (  224,438)
 Redemption of shares      (    2,487)   (   42,279)            -
 Prior year effect
  of FASB 109                       -             -        58,508

Balance,
 December 31, 1993        $   405,583   $ 3,139,238   $ 4,771,292
 Net income                         -             -       988,867
 Cash dividends                     -             -    (  222,906)
 Redemption of shares      (      300)   (    3,000)            -
 Unrealized gain
  (loss) on securities
  available for sale                -             -             -

Balance,
 December 31, 1994        $   405,283   $ 3,136,238   $ 5,537,253
 Net income                         -             -     1,150,377
 Cash dividends                     -             -    (  222,889)
 Unrealized gain
 (loss) on securities
 available for sale                 -             -             -

Balance,
 December 31, 1995        $   405,283   $ 3,136,238   $ 6,464,741


                          Unrealized
                          Gain
                          (Loss) on
                          Securities   Total
                          Available    Stockholders'
                          for Sale      Equity

                          $         -   $ 7,598,712
                                    -       928,097
                                    -)   (  224,438)
                                    -    (   44,766)

                                    -        58,508


                          $         -   $ 8,316,113
                                    -       988,867
                                    -)   (  222,906)
                                    -    (    3,300)


                           (   80,997)   (   80,997)


                          $(   80,997)  $ 8,997,777
                                    -     1,150,377
)                                   -    (  222,889)


                              123,588       123,588



                          $    42,591   $10,048,853

 The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                  CONSOLIDATED STATEMENT OF CASH FLOWS


                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993

Cash Flows From Operating
 Activities:
 Net income                    $ 1,150,377   $   988,867   $   893,898
 Add expenses not requiring
  cash:
  Provision for depreciation
   and amortization                420,747       370,378       293,085
  Provision for loan losses         62,200        53,500       118,000
  Provision for loss on ORE         28,110        20,184        18,900
 Bond portfolio losses
  (gains)                       (   21,827)   (    4,000)       19,133
 (Gain ) loss on sale of
  premises & equipment          (    1,657)            -    (    2,888)
 Gain on sale of other real
  estate owned                  (   17,718)   (    8,696)       57,524
 Increase (decrease) in
  taxes payable                 (  123,457)      128,798    (  113,368)
 Increase (decrease) in
  interest payable                 287,865        60,772    (   58,114)
 Increase (decrease) in
  other liabilities                 36,870    (   17,769)   (  354,644)
 (Increase) decrease in
  interest receivable           (   73,925)   (   32,245)       87,043
 Decrease (increase) in
  prepaid expenses                  53,186        16,910    (   17,806))
 (Increase) decrease in
  other assets                  (  224,305)   (  143,099)   (   76,356)
 Recognition of unearned
  loan income                       21,887    (    7,688)        1,811

Net Cash Provided From
 Operating Activities          $ 1,598,353   $ 1,425,912   $   866,218


Cash Flows From Investing
 Activities:
 Proceeds from sales of
  investment securities        $   979,156   $         -   $   138,441
 Proceeds from maturities of
  securities held to maturity    2,533,844     1,459,013     5,493,387
 Purchase of securities held
  to maturity                   (1,596,546)   (2,036,708)   (3,074,287))


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
              CONSOLIDATED STATEMENT OF CASH FLOWS (con't)


                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993
Cash Flows From Investing
 Activities: (con't)
 Net loans to customers        $(4,694,955)  $(6,841,156)  $(4,816,495)
 Proceeds from maturity of
  securities available for
  sale                             786,703     2,844,514             -
 Purchase of securities
  available for sale            (4,849,104)   (1,016,502)            -
 Purchase of premises and
  equipment                     (  273,546)   (1,011,428)   (  538,725))
 Proceed from sale of
  premises and equipment             4,911             -         5,300
 Proceeds from sale of
  other real estate owned          385,215       248,439       565,473
 Purchase of Pineland
  Bank stock                    (  975,141)            -             -
 Purchase of FHLB stock         (   99,900)            -             -

Net Cash Provided from
 Investing Activities          $(7,799,363)  $(6,353,828)  $(2,226,906)


Cash Flows From Financing
 Activities:
 Net increase (decrease) in
  demand deposits, NOW and
  money markets                $ 1,141,372   $   414,207   $ 3,213,608
 Net increase in savings and
  time deposits                  9,620,328     3,743,262    (4,339,880)
 Proceeds from borrowing           825,000       650,000             -
 Payments on borrowing          (  140,833)   (  107,762)   (   25,000)
 Dividends paid                 (  222,889)   (  222,906)   (  224,438)
 Payments to retire stock                -    (    3,300)   (   44,766)

Net Cash Provided From
 Financing Activities          $11,222,978   $ 4,473,501   $(1,420,476)

Net increase (decrease) in
 cash and cash equivalents     $ 5,021,968   $(  454,415)  $(2,781,164)

Cash and Cash Equivalents at
 Beginning of Year              13,097,596    13,552,011    16,333,175


Cash and Cash Equivalents at
 End of Year                   $18,119,564   $13,097,596   $13,552,011

The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995


Note 1.  Significant Accounting Policies

              The accounting and reporting policies of South Banking Company, Inc. and its subsidiaries conform with generally accepted accounting principles and with practices within the banking industry.

         (a)  Basis of Presentation

              During 1990, Georgia Peoples Bankshares, Inc. was merged with South Banking Company. The transaction was accounted for using the purchase method.

         (b)  Securities:

              The Bank adopted FASB 115 effective January 1, 1994. The Bank's investments in securities are classified in two categories and accounted for as follows.

            Securities to be Held to Maturity. Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

            Securities Available for Sale. Securities available for sale consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as securities to be held to maturity.

              Declines in fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary have resulted in write-downs of the individual securities to their fair value. The related write-downs have been included in earnings as realized losses.

              Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

              Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

         (c)  Revenue Recognition:

              Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Amortization of premiums on loans has been deducted from and accretion of


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995


Note 1.  Significant Accounting Policies (con't)

         (c)  Revenue Recognition (con't):

         discounts on loans has been added to the related interest income. Nonrefundable loan fees are deferred and recognized as income over the life of the loan as an adjustment of the yield. The accrual of interest income generally is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

         (d)  Allowances for Loan Losses:

              The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic and international economic conditions, volume, growth and composition of the loan portfolio and other relevant factors. The allowance is increased by provisions for loan losses charged against income.

         (e)  Premises and Equipment:

              Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed generally by the straight-line method.

         (f)  Other Real Estate (ORE)

              Real estate acquired in satisfaction of a loan and in-substance foreclosures are reported in other assets. In-substance foreclosures are properties in which a borrower with little or no equity in the collateral, effectively abandons control of the property or has no economic interest to continue involvement in the property. The borrower's ability to rebuild equity based on current financial conditions also is considered doubtful. Properties acquired by foreclosure or deed in lieu of foreclosure and properties classified as in-substance foreclosures are transferred to ORE and recorded at the lower of cost or fair market value based on appraised value at the


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995


Note 1.  Significant Accounting Policies (con't)

         (f)  Other Real Estate (ORE) (con't)

         date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Losses on ORE due to subsequent valuation adjustments are recorded on a specific property basis.

         (g)  Income Taxes

              For income tax purposes, the bank provides for the maximum deduction for depreciation, loan loss reserves and other timing differences which may differ from the amounts shown on the financial statements. Deferred income taxes have been provided on these timing differences. The FASB recently issued pronouncement on accounting for income taxes which require a change to the liabilities method for accounting for deferred taxes. The statement includes several other provisions that may affect the bank's accounting for income taxes and allows restatement of as many years as deemed appropriate. The bank adopted the new statement which required a cumulative effect adjustment of $97,693 in 1993.

              The bank files a consolidated federal income tax return with its subsidiaries. Each subsidiary provides for income taxes on a separate return basis and remits to the parent company amounts determined to be currently payable.

         (h)  Earnings Per Share

              Earnings per share are based on the weighted average number of shares outstanding.

         (i)  Cash Flow Information

              For purposes of the statements of cash flows, the Company considers cash, federal funds sold and due from banks as cash and cash equivalents. Cash paid during the years ended December 31, 1995, 1994 and 1993 for interest was $3,026,256,
         $2,187,432 and $2,222,440, respectively. Total income tax payments during 1995, 1994 and 1993 were $666,401, $287,000 and
         $416,320, respectively.


Note 2.  Investment Securities

              The amortized cost and estimated market values of investments in debt securities are as follows:

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1995


Note 2.  Investment Securities (con't)

                                 Gross        Gross
                     Amortized   Unrealized   Unrealized    Fair
                     Cost        Gains        Losses        Value
Securities available
 for sale -

December 31, 1995:

 U.S. Government
  and agency
  securities         $5,150,304  $    36,239  $     6,588   $5,179,955
 State and municipal
  securities          1,521,554       13,605            -    1,535,159
 Mortgage backed
  securities          1,409,879       21,281            -    1,431,160

Totals               $8,081,737  $    71,125  $     6,588   $8,146,274

December 31, 1994:

 U.S. Government
  and agency
  securities         $3,050,739  $     1,601  $    94,996   $2,957,344
 State and municipal
  securities                  -            -            -            -
 Mortgage backed
  securities          1,135,395            -       29,327    1,106,068

Totals               $4,186,134  $     1,601  $   124,323   $4,063,412

Securities to be
 held to maturity -

December 31, 1995:

 U.S. Government
  and agency
  securities         $2,453,740  $    10,798  $    11,039   $2,453,499
 State and municipal
  securities            386,148        6,875            -      393,023
 Mortgage backed
  securities            465,688        1,167        1,422      465,433

Totals               $3,305,576  $    18,840  $    12,461   $3,311,955


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995


Note 2.  Investment Securities (con't)

                                 Gross        Gross
                     Amortized   Unrealized   Unrealized    Fair
                     Cost        Gains        Losses        Value

Securities to be
 held to maturity - (con't)

December 31, 1994:

 U.S. Government
  and agency
  securities         $2,992,366  $         -  $    90,759   $2,901,607
 State and municipal
  securities          1,118,173        7,860           31    1,126,002
 Mortgage backed
  securities            959,359          869       23,115      937,113

Totals               $5,069,898  $     8,729  $   113,905   $4,964,722

              Gross realized gains on sales of available-for-sale securities were $21,591 in 1995.

              Assets, principally securities carried at approximately $3,972,330 at December 31, 1995 and $4,117,665 at December 31,
         1994, were pledged to secure public deposits and for other purposes required or permitted by law.

              The scheduled maturities of securities to be held to maturity and securities available for sale at December 31, 1995 were as follows:

                            Securities to be      Securities
                            Held to Maturity      Available for Sale
                            Amortized             Amortized
                            Cost       Fair Value Cost       Fair Value
         Due in one year
          or less           $  464,153 $  464,557 $1,997,524 $2,002,029
         Due from one year
          to five years      2,402,812  2,405,396  3,725,090  3,739,506
         Due from five years
          to ten years         302,334    303,641  1,241,204  1,261,815
         Due after ten years   136,277    138,361  1,117,917  1,142,924

                            $3,305,576 $3,311,955 $8,081,735 $8,146,274


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995



Note 2.  Investment Securities (con't)

              The market value of State and Other Political Subdivision Obligations is established with the assistance of an outside bond department and is based on available market data which often reflects transactions of relatively small size and is not necessarily indicative of prices at which large amounts of particular issues could readily be sold or purchased.


Note 3.  Loans

              The composition of the bank's portfolio was as follows:

                                             1995          1994
         Commercial, financial and
          agricultural                       $14,591,725   $13,228,952
         Real estate - mortgage               36,426,397    32,792,117
         Real estate - construction            1,767,423     2,347,157
         Installment and consumer              8,931,892     8,833,722
           Total Loans                       $61,717,437   $57,201,948
         Less: Unearned discount              (   82,051)   (   58,622))
               Reserve for loan losses        (  994,027)   (  974,866))

         Loans, net                          $60,641,359   $56,168,460

              The Company and its subsidiaries have granted loans to the officers and directors of the Company, its subsidiaries and to their associates. Related party loans are made on substan-tially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $525,535 and $590,102 at December 31, 1995 and 1994.
         During 1995, $149,545 of new loans were made, and repayments totaled $188,399.


Note 4.  Reserve for Loan Losses

              Transactions in the reserve for loan losses are summarized as follows:
                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995


Note 4.  Reserve for Loan Losses (con't)

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993

         Balance at beginning
          of period            $   974,866   $   911,931   $   738,578
         Additions:  Provision
          charged to operating
          expenses             $    62,200   $    53,500   $   118,000

         Deductions: Loans
          charged off          $   189,371   $    92,986   $    82,979
          Less: recoveries         146,332       102,421       138,332

                               $    43,039   $(    9,435)  $(   55,353)

         Balance at end of
          period               $   994,027   $   974,866   $   911,931

              Additions to the reserve for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience and such other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Recognized losses are charged to the reserve and subsequent recoveries added.

Note 5.  Deposits

              The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $9,268,553 in 1995.
              At December 31, 1995, the scheduled maturities of CDs are as follows:

                    1996                    $ 38,310,333
                    1997                       5,871,753
                    1998                       2,248,485
                    1999                         467,875
                    2000 and thereafter                -

                                            $ 46,898,446


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995


Note 6.  Premises and Equipment

          A summary of the account:
                                             Year Ended    Year Ended
                                             December 31,  December 31,
                                             1995          1994
     Land                                    $   393,148   $   393,148
     Buildings                                 2,345,562     2,348,036
     Furniture and equipment                   3,306,840     3,100,892
                                             $ 6,045,550   $ 5,842,076
     Less:  Accumulated depreciation           2,940,895     2,589,095

                                             $ 3,104,655   $ 3,252,981

          Depreciation expense was $418,618 in 1995, $315,743 in 1994, and $248,616 in 1993.

Note 7.  Borrowings

          Data relating to borrowing is as follows:

                                             Year Ended    Year ended
                                             December 31,  December 31,
                                             1995          1994
     Parent company -

      Line of credit loan in the amount
       of $3,675,000 for the purpose of
       refinancing existing loan and the
       acquisition of Pineland Bank stock.
       Interest only due until 1-31-97 at
       which time annual payment of 10%
       of original loan will be payable
       over ten years.  Interest accrues
       at the prime rate basis and is
       paid quarterly.  Additional draws
       on note in 1996 will increase
       outstanding balance to $3,100,000.    $ 1,500,000   $        -

      Payable in nine equal annual
       principal payments beginning
       December 31, 1995.  Interest
       accrues at prime rate basis
       and is paid quarterly                           -       675,000


                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995


Note 7.  Borrowings (con't)
                                             Year Ended    Year ended
                                             December 31,  December 31,
                                             1995          1994
     Subsidiary - Bankers Data Services, Inc.

     Note payable in 60 monthly
      principal amount of $10,833.33
      plus interest.  Interest accrues
      at prime rate basis                     $  476,405   $   542,238

Note 8.  Income Taxes

          Income tax expense (benefit) was $589,746 for 1995, (an effective rate of 33.9%), $405,523 for 1994 (an effective rate of 29.1%) and $286,472 for 1993 (an effective rate of 23.6%). The actual expense for 1995, 1994 and 1993 differs from the "expected" tax expense for those years (computed by applying the federal corporate rate of 34% as follows:

                               1995          1994          1993
     Computed "expected"
      tax expenses             $   591,642   $   474,093   $   412,953
     Alternative minimum
      tax                                -             -    (   34,199)
     Decrease resulting
      from:
      Surtax exemption                   -             -             -
     Tax exempt interest
      on securities and
      loans                     (   39,927)   (   42,804)   (   74,976)
     Other, net                     38,031    (   25,766)   (   17,306)

                               $   589,746   $   405,523   $   286,472

          The current and deferred amounts of these tax provisions were as follows:

                               1995          1994          1993

         Current               $   481,329   $   425,551   $   306,906
         Deferred                  108,417    (   20,028)   (   20,434)

                               $   589,746   $   405,523   $   286,472


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995


Note 8.  Income Taxes (con't)

              The tax effects of each type of income and expense item that gave rise to deferred taxes are:
                                             December 31   December 31,,
                                             1995          1994
         Net unrealized appreciation on
          securities available for sale      $(   21,942)  $    41,725
         Depreciation                         (  160,633)   (  122,875)
         Deferred loan fees                       25,417        18,608
         Allowance for credit losses             140,801       158,803
         Other                                     6,768         2,567

         Net deferred tax asset (liability)  $(    9,589)  $    98,828

Note 9.  Employee Benefit Plans

              The Company maintains a 401K deferred compensation plan for all subsidiaries effective January 1, 1993. The Company elected to match 50% of employee contributions for 1995, 1994 and 1993. The expense to the Company for 1995, 1994 and 1993 was $32,256, $29,457 and $27,380, respectively.

Note 10. Commitments and Contingent Liabilities

              In the normal course of business, the Company offers a variety of financial products to its customers to aid them in meeting their requirements for liquidity, credit enhancement and interest rate protection. Generally accepted accounting principles recognize these transactions as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Following is a discussion of these transactions.

         Standby Letters of Credit. These transactions are used by the Company's customers as a means of improving their credit standing in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1995 the Company had $392,000 in outstanding standby letters of credit.

         Loan Commitments. As of December 31, 1995, the Company had commitments outstanding to extend credit totaling $4,921,085. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995


Note 11. Restrictions on Subsidiary Dividends, Loans or Advances

              Dividends are paid by the Company from its assets which are mainly provided by dividends from the Banks. However, certain restrictions exist regarding the ability of the Banks to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Georgia Department of Banking is required to pay dividends in excess of 50% of the Bank's net profits for the prior year.

              Under Federal Reserve regulation, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 1995, the maximum amount available for transfer from the Bank to the Company in the form of loans approximated 20% of consolidated net equity.

Note 12.  Restrictions on Cash and Due from Banks

              The bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1995 was approximately $-0-.

Note 13.  Related Party Transactions

              The Company has entered into a split dollar life insurance arrangement with a director and substantial shareholder. The Company and director's trust each contribute toward the payment of premium for life insurance policy. The Company records its contribution at the present value of anticipated future return or total cash surrender value of policy whichever is higher; however, the carrying amount cannot exceed the amount of premiums paid by the Company. The Company will receive all reimbursement from anticipated withdrawal of cash surrender value or from the proceeds of policy in the event of the death of the director. All cash surrender value of the policy accrues to the benefit of the Company until such time as the cash surrender value exceeds advances made by the Company. As of December 31, 1995, $985,175 is carried in other assets related to this arrangement.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995


Note 14.  Fair Value of Financial Instruments

              The following table shows the estimated fair value and the related carrying values of South Banking Company's financial instruments at December 31, 1995. Items which are not financial instruments are not included.
                                                        1995
                                              Carrying     Estimated
                                              Amount       Fair Value
        Cash and due from financial
         institutions                         $ 3,989,564  $ 3,989,564
        Interest earning balances with
         financial institutions                   795,000      795,000
        Federal funds                          13,335,000   13,335,000
        Securities available for sale           8,146,274    8,146,274
        Securities held to maturity             3,305,576    3,311,955
        Federal Home Loan Bank stock               99,900       99,900
        Georgia Bankers Bank - stock              272,880      307,500
        Loans - net of allowances              60,641,359   59,901,705
        Demand and savings deposits            37,647,011   37,647,011
        Individual retirement account
         deposits                               6,573,568    6,669,710
        Time deposits                          40,324,878   40,720,301

             For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 1995. The estimated fair value for cash and due from financial institutions and federal funds sold are considered to approximate cost. The estimated fair value for interest-earning balances with financial institutions, securities available-for-sale, securities held-to-maturity and Georgia Bankers Bank stock are based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for commercial loans is based on estimates of the difference in interest rates the Company would charge the borrowers for similar such loans with similar maturities made at December 31, 1995, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for other loans is based on estimates of the rate the Company would charge for similar such loans at December 31, 1995, applied for the tie period until estimated repayment. The estimated fair value for individual retirement account deposits and time deposits is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 1995, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered to approximate cost at December 31, 1995.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995


Note 14.  Fair Value of Financial Instruments (con't)

             While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 1995, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1995 should not necessarily be considered to apply at subsequent dates.

             In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the trained work force, customer goodwill and similar items.

Note 15.  Regulatory Matters

             The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1995, that the Company and its subsidiaries meet all capital adequacy requirements to which it is subject.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995



Note 15. Regulatory Matters (con't)

         Subsequent Events

             On January 11, 1996, South Banking Company consummated an agreement to acquire the stock of Pineland State Bank for cash. The total acquisition cost was $2,745,716. Funding for the acquisition was through a loan from Georgia Bankers Bank.


                         SOUTH BANKING COMPANY
                       (PARENT CORPORATION ONLY)

                           ALMA,     GEORGIA

                         FINANCIAL STATEMENTS

                           DECEMBER 31, 1995


                   REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
South Banking Company
Alma, Georgia 31510

     Under date of January 21, 1996, we reported on the consolidated balance sheets of South Banking Company, as of December 31, 1995 and 1994, and the related statements of income, cash flows and stockholders' equity for the three years in the period ended December 31, 1995.

     In connection with our examination of the aforementioned consolidated financial statements, we also audited the accompanying balance sheets (Parent Corporation Only) as of December 31, 1995 and 1994 and the related statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Banking Company (Parent Corporation Only) as of December 31, 1995 and 1994, and the results of its operations, stockholders' equity and their cash flows for the three years then ended in conformity with generally accepted accounting principles.

                                  Respectfully submitted,



                                  H. H. BURNET & COMPANY, P. C.
February 14, 1996
                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                              BALANCE SHEET

                                             December 31,  December 31,
                                             1995          1994

                                 ASSETS
Cash and due from banks
 Interest bearing                            $   290,640   $   265,846
 Non-interest bearing                            301,582        12,268
Investment in bank's subsidiaries              9,724,449     9,160,147
Investment in nonbank subsidiaries               177,408       127,386
Investment - Pineland State Bank - at cost       975,141             -
Other assets                                      17,314        19,935
Costs in excess of book value                      8,620        15,345
Due from subsidiaries - income taxes              10,150       151,931
Prepaid income taxes                              45,793             -

Total Assets                                 $11,551,097   $ 9,752,858

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                             $     2,244   $     2,416
Other liabilities                                      -             -
Accrued income taxes                                   -        77,665
Notes payable                                  1,500,000       675,000
Due to subsidiaries                                    -             -

Total Liabilities                            $ 1,502,244   $   755,081

Stockholders' Equity
Common stock of $1 par value;
 authorized 1,000,000 shares;
 issued and outstanding, 1995 and 1994
 $405,283 and 405,283, respectively          $   405,283   $   405,283
Surplus                                        3,136,238     3,136,238
Undivided profits                              6,464,741     5,537,253
Unrealized gain (loss) on securities
 available for sale (net)                         42,591    (   80,997)

Total Stockholders' Equity                   $10,048,853   $ 8,997,777

Total Liabilities and Stockholders' Equity   $11,551,097   $ 9,752,858

The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                           STATEMENT OF INCOME


                               Year Ended    Year Ended    Year Ended
                               December 31   December 31,  December 31,,
                               1995          1994          1993
Income
Dividends from bank
 subsidiaries                  $   773,430   $   543,805   $   445,249
Other dividends                          -             -             -
Interest income                     11,692         6,690         3,018
Management fees                     79,400        79,200        79,200
Loss on sale of stock                    -             -    (   19,710)

Total Income                   $   864,522   $   629,695   $   507,757

Expenses
Salaries                       $    73,163   $    56,746   $    54,996
Amortization                         6,726         6,726         6,726
Interest                            87,051        56,954        49,327
Professional fees                   46,079        16,084        21,400
Other                               49,527        40,560        47,251

Total Expenses                 $   262,546   $   177,070   $   179,700

Income before income taxes
 and equity in undistributed
 income (loss) of subsidiaries $   601,976   $   452,625   $   328,057

Provision (credit) for
 income taxes                   (   57,665)   (   27,700)   (   37,559)

Income before equity in
 undistributed income in
 subsidiaries                  $   659,641   $   480,325   $   365,616

Equity in undistributed
 income of bank subsidiaries   $   440,715   $   597,787   $   570,850
Equity in undistributed
 income (loss) of nonbank
 subsidiaries                       50,021    (   89,245)   (    8,369)

                               $   490,736   $   508,542   $   562,481


Net Income                     $ 1,150,377   $   988,867   $   928,097


The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                    STATEMENT OF STOCKHOLDERS' EQUITY

                          Common                      Undivided
                          Stock         Surplus       Profits
Balance,
 December 31, 1992        $   408,070   $ 3,181,517   $ 4,009,125
 Net income                         -             -       928,097
 Cash dividends                     -             -    (  224,438)
 Redemption of shares      (    2,487)   (   42,279)            -
 Prior year effect
  of FASB 109                       -             -        58,508

Balance,
 December 31, 1993        $   405,583   $ 3,139,238   $ 4,771,292
 Net income                         -             -       988,867
 Cash dividends                     -             -    (  222,906)
 Redemption of shares      (      300)   (    3,000)            -
 Unrealized gain
  (loss) on securities
  available for sale                -             -             -

Balance,
 December 31, 1994        $   405,283   $ 3,136,238   $ 5,537,253
 Net income                         -             -     1,150,377
 Cash dividends                     -             -    (  222,889)
 Unrealized gain
 (loss) on securities
 available for sale                 -             -             -

Balance,
 December 31, 1995        $   405,283   $ 3,136,238   $ 6,464,741


                          Unrealized
                          Gain
                          (Loss) on
                          Securities   Total
                          Available    Stockholders'
                          for Sale      Equity

                          $         -   $ 7,598,712
                                    -       928,097
                                    -)   (  224,438)
                                    -    (   44,766)

                                    -        58,508

                          $         -   $ 8,316,113
                                    -       988,867
                                    -)   (  222,906)
                                    -    (    3,300)


                           (   80,997)   (   80,997)



                          $(   80,997)  $ 8,997,777
                                    -     1,150,377
)                                   -    (  222,889)


                              123,588       123,588


                          $    42,591   $10,048,853


The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS


                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993

Cash Flows From Operating
 Activities:
 Net income                    $ 1,150,377   $   988,867   $   928,097
 Add expenses not requiring
  cash
  Depreciation and
   amortization                     13,501        12,938        13,949
 Undistributed earnings of
  subsidiaries                  (  490,736)   (  508,542)   (  562,481)
 Increase (decrease) in
  accounts payable              (      172)          172           208
 Increase (decrease) in
  other liabilities                      -    (      427)          171
 Increase (decrease) in
  accrued income taxes          (   77,665)   (    9,068)            -
 Increase (decrease) in
  other assets                  (    4,155)   (      473)      134,507
 Increase (decrease) in
  prepaid income taxes          (   45,793)            -             -
 Increase (decrease) in
  due from subsidiary - taxes      141,781             -             -

Net Cash Used in Operating
 Activities                    $   687,138   $   483,467   $   514,451


Cash Flows From Investing
 Activities:
 Basis in investments sold     $         -   $         -   $    64,476
 Contribution to equity in
  nonbank subsidiary                     -    (  125,000)   (  100,000)
  Purchase of equipment                  -             -    (      931)
  Purchase of Pineland State
   Bank                         (  975,141)            -             -

Net Cash Used in Investing
 Activities                    $(  975,141)  $(  125,000)  $(   36,455)

The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS


                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1995          1994          1993
Cash Flow From Financing
 Activities:
 Payments on note payable
  bank                         $         -   $(   75,000)  $(1,220,000)
 Proceeds from notes payable
  to banks                         825,000             -     1,195,000
 Dividends paid                 (  222,889)   (  222,906)   (  224,438)
 Increase (decrease) in due
  to subsidiaries                        -             -             -
 Redemption of common stock              -    (    3,300)   (   44,766)

Net Cash Provided (Used)
 from Financing Activities     $   602,111   $(  301,206)  $(  294,204)

Net increase (decrease) in
 cash and cash equivalents     $   314,108   $    57,261   $   183,792
Cash and cash equivalents at
 beginning of year                 278,114       220,853        37,061

Cash and Cash Equivalents
 at End of Year                $   592,222   $   278,114   $   220,853


The accompanying note is an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                       (PARENT CORPORATION ONLY)
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS


(A)  Summary of Significant Accounting Policies

     General - The following notes to the financial statements of South
               Banking Corporation, formed on July 28, 1981, (parent corporation only) (the corporation) includes only that information which is in addition to information presented in the consolidated financial statements and notes to consolidated financial statements.

     Investment in subsidiaries - The corporation reports its investment in the common stock of its subsidiaries at its equity in the net assets of the subsidiaries.

     Organization costs - Organization costs have been deferred and are being amortized on a straight-line basis over a period of five years.