Form 10-Q
period 1996-03-31
SOUTH BANKING CO
filed 1996-05-15
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                               FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For quarter ended   March 31, 1996   Commission file number   2-71249


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


                                             Yes    X        No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1996.


   Common stock, $1.00 par value - 403,496  shares outstanding


                         SOUTH BANKING COMPANY


                         SOUTH BANKING COMPANY
                          ALMA,      GEORGIA

Part I.  Financial Information

         Consolidated Financial Statements . . . . . . . . . . . 4 -  9

         Notes to Consolidated Financial Statements . . . . . . . .  10

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . 11 - 12

Part II. Other Information  . . . . . . . . . . . . . . . . . . . .  13

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       CONSOLIDATED BALANCE SHEET


                                           March 31,      December 31,
                                           1996           1995
                                 ASSETS
Cash and due from banks                    $  4,910,888   $  3,989,564

Deposits in other banks - interest bearing $  2,285,000   $    795,000

Investment securities:
 Available for sale                        $ 12,889,686   $  8,146,274

 Held to maturity                          $  3,267,716   $  3,305,576

Pineland State Bank stock - at cost        $          -   $    975,141

Georgia Bankers stock                      $    547,284   $    272,880

Federal Home Loan Bank stock               $    101,600   $     99,900

Federal funds sold                         $ 15,965,000   $ 13,335,000

Loans                                      $ 79,109,049   $ 61,717,437
Less: Unearned discount                     (    75,290)   (    82,051)
      Reserve for loan losses               ( 1,531,808)   (   994,027)

                                           $ 77,501,951   $ 60,641,359

Bank premises and equipment                $  4,079,088   $  3,104,655

Other assets                               $  4,013,851   $  2,509,399

Total Assets                               $125,562,064   $ 97,174,748

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:  Demand - non-interest bearing   $ 16,707,037   $ 14,145,230
           Demand - interest bearing         21,931,639     17,098,343
           Savings                            7,975,054      6,403,438
           Time                              63,950,827     46,898,446
                                           $110,564,557   $ 84,545,457
Borrowing                                     3,544,051      1,976,405
Accrued expenses and other liabilities        1,211,838        604,033

Total Liabilities                          $115,320,446   $ 87,125,895

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED BALANCE SHEET (con't)


                                           March 31,      December 31,
                                           1996           1995
Stockholder's Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 March 31, 1996 and December 31, 1995
  403,496 and 405,283, respectively         $   403,496   $    405,283
Surplus                                       3,116,581      3,136,238
Undivided profits                             6,839,665      6,464,741
Unrealized gain (loss) on securities        (   118,124)        42,591

Total Stockholders' Equity                 $ 10,241,618   $ 10,048,853

Total Liabilities and
 Stockholders' Equity                      $125,562,064   $ 97,174,748

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENT OF INCOME

                                           Three Months   Three Months
                                           Ended          Ended
                                           March 31,      March 31,
                                           1996           1995
Interest Income
Interest and fees on loans                 $  2,172,645   $  1,652,359
Interest on federal funds sold                  207,840         91,409
Interest on deposits with other
 banks                                           29,641          7,823
Interest on investment securities:
 U. S. Treasury                                  45,404         21,582
 U. S. government agencies                      142,753         63,318
 Mortgage backed securities                      31,761         36,125
 State and political subdivisions                23,398         13,459
 Other                                                -              -
 Dividends                                       22,135              -

Total Interest Income                      $  2,675,577   $  1,886,075

Interest Expense
Interest on deposits                       $  1,141,892   $    634,727
Interest on other borrowings                     68,973         32,894

Total Interest Expense                     $  1,210,865   $    667,621

Net Interest Income                        $  1,464,712   $  1,218,454
Provision for loan losses                        24,000         16,800

Net interest income after provisions
 for loan losses                           $  1,440,712   $  1,201,654

Other Operating Income
Service charge on deposit accounts         $    268,476   $    233,244
Commission on insurance                          16,380         14,483
Other income                                     97,223        176,006
Gain (loss) sale of securities              (    20,432)             -

Total Other Operating Income               $    361,647   $    423,733

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                CONSOLIDATED STATEMENT OF INCOME (Con't)


                                           Three Months   Three Months
                                           Ended          Ended
                                           March 31,      March 31,
                                           1996           1995
Other Operating Expenses
Salaries                                   $    529,821    $   396,847
Profit sharing and other personnel
 expense                                         87,592         57,509
Occupancy expense                               110,269         90,871
Furniture and fixtures expense                  120,004        104,421
Payroll taxes                                    35,663         29,108
Data processing                                  48,713              -
Other operating expenses                        317,825        333,074

Total Other Operating Expenses             $  1,249,887   $  1,011,830

Income before income taxes                 $    552,472   $    613,557
Applicable income taxes                         177,548        201,144

Net income                                 $    374,924   $    412,413

Per share data on weighted average
 outstanding shares
Weighted average outstanding shares             405,047        405,283

Net income per share                      $       .9256   $     1.0176

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS

                                           Three Months   Three Months
                                           Ended          Ended
                                           March 31,      March 31,
                                           1996           1995
Cash Flows From Operating Activities:

 Net income                                $    374,924   $    412,413
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                 156,377         96,783
  Provision for loan losses                      24,000         16,800
 Bond portfolio losses                           20,432              -
 Gain on sale of other real estate
  owned                                               -    (    17,332)
 Increase (decrease) in taxes
  payable                                       177,548         50,245
 Increase (decrease) in interest
  payable                                        38,940        100,870
 Increase (decrease) in other
  liabilities                                   174,073        120,568
 (Increase) decrease in interest
  receivable                                (    67,099)   (    39,482)
 (Increase) decrease in prepaid
  expenses                                  (    15,071)   (    77,489)
 (Increase) decrease in other assets        (   275,502)   (   147,824)
 Recognition of unearned loan income        (     7,158)   (     1,143)

Net Cash Used in Operating Activities      $    601,464   $    514,409

Cash Flows From Investing Activities:

 Proceeds from sale of investment
  securities                               $  2,406,844   $          -
 Proceeds from maturities of investment
  securities                                  1,846,927        970,192
 Purchase of investment securities          ( 5,313,102)   (   935,027)
 Net loans to customers                     ( 3,861,592)   ( 1,906,115)
 Purchase of premise and equipment          (    81,316)   (    86,096)
 Proceeds from sale of equipment                      -              -
 Proceeds from other real estate owned                -        339,594
 Purchase of stock - Pineland Bank          ( 1,839,937)   (   130,463)
 Options to purchase Pineland Bank stock              -          3,390
 Purchase of FHLB stock                     (     1,700)             -
 Cash received from acquired bank             8,773,744              -

Net Cash Used in Investing Activities      $  1,929,868   $( 1,744,525)

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                     STATEMENT OF CASH FLOWS (Con't)

                                           Three Months   Three Months
                                           Ended          Ended
                                           March 31,      March 31,
                                           1996           1995
Cash Flows From Financing Activities:

 Net increase (decrease) in demand
  deposits, NOW and money market           $( 1,893,171)  $( 2,308,030)
 Net increase (decrease) in savings
  and time deposit                            2,856,961      3,156,026
 Net increase (decrease) in short-term
  borrowings                                  1,567,646    (    32,500)
 Dividends paid                                       -              -
 Redemptions of company stock               (    21,444)             -

Net Cash Provided (Used) From
 Financing Activities                      $  2,509,992   $    815,496

Net Increase (Decrease) in Cash
 and Cash Equivalents                      $  5,041,324   $(   414,620)

Cash and Cash Equivalents at
 Beginning of Year                           18,119,564     13,097,596

Cash and Cash Equivalents at
 End of Period                             $ 23,160,888   $ 12,682,976

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

     On January 11, 1996, the merger of Pineland State Bank into South Banking Company was completed. The purchase method of accounting was used to record this transaction. The activity of Pineland State Bank since January 11, 1996 has been consolidated in these statements.

     Effective January 1, 1993, the company adopted FASB 109 regarding the recording of deferred income taxes. Prior year statements have been restated to reflect an adjustment required of $58,508 reduction in deferred taxes and an increase in equity.

     In the opinion of management, all adjustments for the fair presentation of the financial position and results of operations for the interim periods have been made.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first quarter of 1996, Pineland State Bank of Metter, Georgia was acquired by South Banking Company. Effective January 11, 1996, the accounts of Pineland State Bank have been consolidated with South Banking Company. This consolidation increased all asset and liability accounts substantially. Pineland State Bank had approximately $28,018,269 in total assets on the date of acquisition comprised of $13,015,841 in net loans, $4,183,068 in securities, $6,334,000 in federal funds, $2,439,744 in cash and $2,045,616 in fixed and other assets. Pineland State Bank's liabilities consisted of $25,055,311 in deposits and $21,724,385 in other liabilities. All assets and liabilities have been recorded using the purchase method of accounting. This acquisition must be taken into consideration when comparing current quarter numbers with prior period. All of this discussion will take into consideration the acquired assets and liabilities.

     During the first quarter of 1996, total assets increased $369,047. Pineland State Bank decreased $637,808 as some higher yield deposits were not maintained. The other bank had an increase of $1,006,855 or 1.04%. The banks have been successful in maintaining core deposits and have not attempted to attract higher yielding "hot" money. Loan demand increased by $3,844,750 during this quarter. The banks continue to attempt to place more good quality higher yielding loans on the books. The loan continues to perform well and has not impacted the reserve for loan losses. Pineland State Bank's loan to deposit ratio remains low and management is attempting to address this situation.

     Net income decreased by $37,489 for the period in 1996 compared to 1995. The decrease is attributable to a loss by Pineland State Bank of $23,584 and additional interest expense associated with the purchase of Pineland stock. This should be a short-term situation as efforts to improve the performance of Pineland State Bank have been initiated. With the exception of Pineland State Bank, the banks continue to maintain good interest margins, although some tightening has occurred. As the prime rate drops, the banks could experience some decline in margins. Pineland State Bank's interest margins should improve as high yielding certificates mature and are replaced with certificates closer to actual market. Other income decreased considerably primarily due to 1995 has substantial gains on sale of SBA loans.

     Provision for loan losses are maintained at levels that are adequate based on management's evaluation of the loan portfolio. Pineland State Bank has a substantial reserve to handle any problems that might arise. Pineland's reserve has been increased substantially in prior years due to loan problems. Most of the problems have been worked out and reserve remains more than adequate.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't)

     Operating expense have decreased from prior periods due to improvements in the data processing center, regulatory costs and other general cost cutting. Pineland State Bank will convert to the data processing center in the second quarter and additional savings should occur.

     The bank continues to monitor the economy and operations to insure proper actions are taken as the economy and banking climate continue to change. Statewide branch banking has been approved and management will monitor all changes in the marketplace.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (27) Financial Data Schedule

         The registrant has not filed any reports on Form 8-K during the three month period ended March 31, 1996.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)


Date:  May 12, 1996               By:
                                     Paul Bennett
                                     President


Date:  May 12, 1996               By:
                                     Olivia Bennett
                                     Vice President