Form 10-Q
period 1996-06-30
SOUTH BANKING CO
filed 1996-08-13
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                               FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934



For quarter ended   June 30, 1996    Commission file number   2-71249


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


                                             Yes    X        No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1996.


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

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       CONSOLIDATED BALANCE SHEET

                                             June 30,      December 31,
                                             1996          1995
                                 ASSETS
Cash and due from banks                     $  5,238,350  $  3,989,564

Deposits in other banks -
 interest bearing                           $  2,286,000  $    795,000

Investment securities
 Available for sale                         $ 10,350,797  $  8,146,274

 Held to maturity                           $  6,253,126  $  3,305,576

Pineland State Bank stock - at cost         $          -  $    975,141

Georgia Bankers stock                       $    547,283  $    272,880

Federal Home Loan Bank stock                $    101,600  $     99,900

Federal funds sold                          $  4,280,000  $ 13,335,000

Loans                                       $ 88,672,530  $ 61,717,437
Less: Unearned discount                      (    71,910)  (    82,051)
Reserve for loan losses                      ( 1,584,941)  (   994,027))))

                                            $ 87,015,679  $ 60,641,359

Bank premises and equipment                 $  4,027,286  $  3,104,655

Other assets                                $  4,312,493  $  2,509,399


Total Assets                                $124,412,614  $ 97,174,748


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:  Demand - non-interest bearing    $ 16,621,510  $ 14,145,230
           Demand - interest bearing          20,552,668    17,098,343
           Savings                             8,048,404     6,403,438
           Time                               64,042,805    46,898,446
                                            $109,265,387  $ 84,545,457
Borrowing                                      3,511,551     1,976,405
Accrued expenses and other liabilities         1,128,367       604,033


Total Liabilities                           $113,905,305  $ 87,125,895

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED BALANCE SHEET (con't)

                                            June 30,      December 31,
                                            1996          1995
Stockholder's Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 1996 and 1995 - 403,496
 and 405,283, respectively                  $    403,496  $    405,283
Surplus                                        3,116,581     3,136,238
Undivided profits                              7,238,857     6,464,741
Unrealized gain (loss) on securities         (   251,625)       42,591

Total Stockholders' Equity                  $ 10,507,309  $ 10,048,853


Total Liabilities and Stockholders' Equity  $124,412,614  $ 97,174,748

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENT OF INCOME

                   Three         Three
                   Months        Months        Six Months    Six Months
                   Ended         Ended         Ended         Ended
                   June 30,      June 30,      June 30,      June 30,
                   1996          1995          1996          1995
Interest Income:
 Interest & fees
  on loans         $ 2,395,297   $ 1,792,977   $ 4,567,942   $ 3,445,336
 Interest on federal
  funds sold           129,956        86,586       337,796       177,995
 Interest on deposits
  with other banks      30,099        12,324        59,740        20,147
 Interest on
  investment
  securities:
  U.S. Treasury         48,360        20,333        93,764        41,915
  Mortgage backed
   securities           64,893        35,795        96,654        71,920
  U.S. Government
   agencies            116,446        68,397       259,199       131,715
  State & municipal
   subdivisions         24,561        16,938        47,959        30,397
 Other                   1,805         9,655        23,940         9,655

Total Interest
 Income            $ 2,811,417   $ 2,043,005   $ 5,486,994   $ 3,929,080

Interest Expense:
 Interest on
  deposits         $ 1,136,961   $   776,988   $ 2,278,853   $ 1,411,715
 Interest on other
  borrowings            73,288        23,824       142,261        56,718

Total Interest
 Expense           $ 1,210,249   $   800,812   $ 2,421,114   $ 1,468,433

Net Interest
 Income            $ 1,601,168   $ 1,242,193   $ 3,065,880   $ 2,460,647
Provision for loan
 losses                 24,000        16,800        48,000        33,600

Net interest income
 after provision
 for loan losses   $ 1,577,168   $ 1,225,393   $ 3,017,880   $ 2,427,047

The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               CONSOLIDATED STATEMENT OF INCOME (con't)

                   Three         Three
                   Months        Months        Six Months    Six Months
                   Ended         Ended         Ended         Ended
                   June 30,      June 30,      June 30,      June 30,
                   1996          1995          1996          1995
Other Operating Income:
 Service charge on
  deposit accounts $   301,097   $   239,870   $   569,573   $   473,114
 Commission on
  insurance              9,096        17,744        25,476        32,227
 Other income          100,302        41,819       197,525       217,825
 Gain (loss) on sale
  of securities     (      880)            -    (   21,312)            -

Total Other
 Operating Income  $   409,615   $   299,433   $   771,262   $   723,166


Other Operating Expenses:
 Salaries          $   586,114   $   456,837   $ 1,115,935   $   853,684
 Profit sharing &
  personnel expense     95,341        65,491       182,933       123,000
 Occupancy expense     137,039        75,843       247,308       166,714
 Furniture &
  fixtures expense     158,539        88,568       278,543       192,989
 Payroll taxes          45,619        22,824        81,282        51,932
 Data processing        16,993             -        65,706             -
 Other operating
  Expenses             367,618       335,801       685,443       668,875

Total Other Operating
 Expenses          $ 1,407,263   $ 1,045,364   $ 2,657,150   $ 2,057,194

Income before
 income taxes      $   579,520   $   479,462   $ 1,131,992   $ 1,093,019
Applicable income
 taxes                 180,328       160,092       357,876       361,236

Net Income         $   399,192   $   319,370   $   774,116   $   731,783

Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares               403,496       405,283       404,271       405,283

Net Income         $       .99   $       .79  $       1.91   $      1.81

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS

                                            Six Months    Six Months
                                            Ended         Ended
                                            June 30,      June 30,
                                            1996          1995
Cash Flows From Operating Activities:

 Net income                                 $    774,116  $    731,783
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                  297,798       219,375
  Provision for loan losses                       48,000        33,600
 Bond portfolio losses                                 -             -
 Gain on sale of other real estate
  owned                                                -        14,004
 Increase (decrease) in taxes
  payable                                        111,371   (    92,664)
 Increase (decrease) in interest
  payable                                         76,738       195,988
 Increase (decrease) in other
  liabilities                                    118,981       181,008
 (Increase) decrease in interest
  receivable                                 (   412,625)  (   251,498)
 (Increase) decrease in prepaid
  expenses                                   (     2,689)  (    24,561)
 (Increase) decrease in other
  assets                                         159,466   (   206,788)
 Recognition of unearned loan
  income                                     (    10,538)          181)

Net Cash Used in Operating Activities       $  1,160,618  $    800,428


Cash Flows From Investing Activities:

 Proceeds from sale of investment
  securities                                $  3,000,922  $          -
 Proceeds from maturities of
  investment securities                        2,590,397     1,855,353
 Purchase of investment securities           ( 7,661,262)  ( 1,871,776)
 Net loans to customers                      (13,337,858)  ( 7,842,294)
 Purchase of premise and equipment           (   178,460)  (   133,254)
 Proceeds from sale of premises
  and equipment                                        -             -
 Proceeds from other real estate owned                 -       339,594

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                     STATEMENT OF CASH FLOWS (Con't)


                                             Six Months    Six Months
                                             Ended         Ended
                                             June 30,      June 30,
                                             1996          1995

Cash Flows From Investing Activities (con't):

Purchase stock - Pineland Bank               ( 1,839,937)  (   130,463)
 Options to purchase Pineland Bank stock               -   (     9,530)
 Cash received from acquired bank              8,773,744             -
Purchase of FHLB stock                       (     1,700)            -

Net Cash Used in Investing Activities       $( 8,654,154) $( 7,792,370)


Cash Flows From Financing Activities:

 Net increase (decrease) in demand
  deposits, NOW and money market            $( 3,357,669) $( 2,933,178)
 Net increase (decrease) in savings
  and time deposit                             3,022,289     6,356,972
 Net increase (decrease) in borrowings         1,535,146   (    65,000)
 Dividends paid                                        -             -
 Redemptions of company stock                (    21,444)            -

Net Cash Provided (Used) From
 Financing Activities                       $  1,178,322  $  3,358,794

Net Increase (Decrease) in Cash
 and Cash Equivalents                       $( 6,315,214) $( 3,633,148))

Cash and Cash Equivalents at
 Beginning of Year                            18,119,564    13,097,596

Cash and Cash Equivalents at
 End of Period                              $ 11,804,350  $  9,464,448

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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     During the first quarter of 1996, Pineland State Bank of Metter, Georgia was acquired by South Banking Company. Effective January 11, 1996, the accounts of Pineland State Bank have been consolidated with South Banking Company. This consolidation increased all asset and liability accounts substantially. Pineland State Bank had approximately $28,018,269 in total assets on the date of acquisition comprised of $13,015,841 in net loans, $4,183,068 in securities, $6,334,000 in federal funds, $2,439,744 in cash and $2,045,616 in fixed and other assets. Pineland State Bank's liabilities consisted of $25,055,311 in deposits and $21,724,385 in other liabilities. All assets and liabilities have been recorded using the purchase method of accounting. This acquisition must be taken into consideration when comparing current year to date numbers with prior period. All of this discussion will take into consideration the acquired assets and liabilities.

     During the second quarter of 1996, total assets decreased $1,149,450. The banks have been successful in maintaining core deposits and have not attempted to attract higher yielding "hot" money. Loan demand increased by $9,563,481 during this quarter. The banks continue to attempt to place more good quality higher yielding loans on the books. The loan continues to perform well and has not impacted the reserve for loan losses. Part of the loan demand is seasonal; however, the banks have been able to attract good quality nonseasonal loans also.
     Net income increased by $79,822 for the nine month period in 1996 and $42,333 for the six month period compared to 1995. The increase is after an income by Pineland State Bank of $8,271 for the quarter and loss of $(5,313) for the six months and additional interest expense associated with the purchase of Pineland stock. Improvement in the performance of Pineland State Bank has been initiated and should continue in the foreseeable future. With the exception of Pineland State Bank, which is improving, the banks continue to maintain good interest margins. If the prime rate drops, the banks could experience some decline in margins. Pineland State Bank's interest margins should continue to improve as high yielding certificates mature and are replaced with certificates closer to actual market.

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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings - No change.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits - None

         (27) Financial Data Schedule

              The registrant has not filed any reports on Form 8-K during the six month period ended June 30, 1996.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)


Date:  August 12, 1996            By: Paul T. Bennett
                                     Paul T. Bennett
                                     President


Date:   August 12, 1996           By: Olivia Bennett
                                     Olivia Bennett
                                     Vice President