Form 10-K/A
period 1995-12-31
SOUTH BANKING CO
filed 1996-08-28
CIK 351566

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

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the documents are incorporated:
(1) any annual reports to security holders; (2) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None
                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SOUTH BANKING COMPANY




Date:      March 26, 1996             By: Paul T. Bennett
                                          Paul T. Bennett
                                          President, Treasurer and
                                          Director