Form 10-Q
period 1996-09-30
SOUTH BANKING CO
filed 1996-11-13
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                               FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1996  Commission file number   2-71249


                         SOUTH BANKING COMPANY
        (Exact name of registrant as specified in its charter)


             Georgia                           58-1418696
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)


  104 North Dixon Street, Alma, Georgia                31510
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code   (912) 632-8631



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


                                             Yes    X        No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1996.


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


                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       CONSOLIDATED BALANCE SHEET


                                            September 30, December 31,
                                            1996          1995
                                 ASSETS

Cash and due from banks                     $  6,421,568  $  3,989,564

Deposits in other banks -
 interest bearing                           $  1,986,000  $    795,000

Investment securities
  Available for sale                        $ 13,390,293  $  8,146,274

  Held to maturity                          $  2,665,562  $  3,305,576

Pineland Bank stock - at cost               $          -  $    975,141

Georgia Bankers' stock                      $    547,284  $    272,880

Federal Home Loan Bank stock                $    101,600  $     99,900

Federal funds sold                          $  3,026,000  $ 13,335,000

Loans                                       $ 92,559,123  $ 61,717,437
Less:  Unearned discount                     (    94,375)  (    82,051)
       Reserve for loan losses               ( 1,754,419)  (   994,027)

                                            $ 90,710,329  $ 60,641,359

Bank premises and equipment                 $  4,014,123  $  3,104,655

Other assets                                $  4,426,963  $  2,509,399


Total Assets                                $127,289,722  $ 97,174,748


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

Deposits: Demand - non-interest bearing     $ 17,632,505  $ 14,145,230
          Demand - interest bearing           19,171,463    17,098,343
          Savings                              7,874,981     6,403,438
          Time                                65,784,778    46,898,446
                                            $110,463,727  $ 84,545,457
Borrowing                                      4,379,051     1,976,405
Accrued expenses and other liabilities         1,302,372       604,033

Total Liabilities                           $116,145,150  $ 87,125,895


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED BALANCE SHEET (con't)


                                           September 30,  December 31,
                                           1996           1995

Stockholders' Equity

Common stock, $1 par value; shares
 authorized - 1,000,000 shares
 issued and outstanding September 30,
 1996 and December 31, 1995,
 403,496 and 405,283, respectively          $    403,496   $   405,283
Surplus                                        3,116,581     3,136,238
Undivided profits                              7,746,533     6,464,741
Unrealized gain (loss) on
 securities                                  (   122,038)       42,591

Total Stockholders' Equity                  $ 11,144,572   $10,048,853


Total Liabilities and
 Stockholders' Equity                       $127,289,722  $ 97,174,748

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENT OF INCOME


                   Three        Three
                   Months       Months       Nine Months  Nine Months
                   Ended        Ended        Ended        Ended
                   September    September    September    September
                   30, 1996     30, 1995     30, 1996     30, 1995

Interest Income:
 Interest & fees
  on loans         $ 2,539,668  $ 1,833,121  $ 7,107,610  $ 5,278,457
 Interest on federal
  funds sold            53,007      121,322      390,803      299,317
 Interest on deposits
  with other banks      36,731       10,266       96,471       30,413
 Interest on
  investment
  securities:
  U.S. Treasury         46,282       21,237      140,046       63,152
  U.S. Government
   agencies            145,933       71,857      405,132      203,572
  Mortgage backed
   bonds                28,738       34,659      125,392      106,579
  State & municipal
   subdivisions         24,193       11,647       72,152       42,044
 Other                   1,832            -       25,772        9,655

Total Interest
 Income            $ 2,876,384  $ 2,104,109  $ 8,363,378  $ 6,033,189


Interest Expense:
 Interest on
  deposits         $ 1,106,414  $   861,074  $ 3,385,267  $ 2,272,789
 Interest on other
  borrowings            81,159       38,721      223,420       95,439

Total Interest
 Expense           $ 1,187,573  $   899,795  $ 3,608,687  $ 2,368,228

Net Interest
 Income            $ 1,688,811  $ 1,204,314  $ 4,754,691  $ 3,664,961
Provision for loan
 losses                 36,000       11,800       84,000       45,400

Net interest income
 after provision
 for loan losses   $ 1,652,811  $ 1,192,514  $ 4,670,691  $ 3,619,561

The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               CONSOLIDATED STATEMENT OF INCOME (con't)


                   Three        Three
                   Months       Months       Nine Months  Nine Months
                   Ended        Ended        Ended        Ended
                   September    September    September    September
                   30, 1996     30, 1995     30, 1996     30, 1995
Other Operating Income:
 Service charge on
  deposit accounts  $  303,303  $   231,613   $  872,876  $   704,727
 Commission on
  insurance             34,841       16,627       60,317       48,854
 Other income           36,873       56,115      234,398      273,940
 Gain (loss) on sale
  of securities     (    2,463)           -   (   23,775)           -

Total Other
 Operating Income  $   372,554  $   304,355  $ 1,143,816  $ 1,027,521


Other Operating Expenses:
 Salaries          $   545,893  $   423,416  $ 1,661,828  $ 1,277,100
 Profit sharing &
  personnel expense     86,996       70,582      269,929      193,582
 Occupancy expense     129,144      111,315      376,452      278,029
 Furniture &
  fixtures expense      78,449      119,783      356,992      312,772
 Payroll taxes          40,819       26,244      122,101       78,176
 Data processing        80,448            -      146,154            -
 Other operating
  Expenses             325,256      283,635    1,010,699      952,510

Total Other Operating
 Expenses          $ 1,287,005  $ 1,034,975  $ 3,944,155  $ 3,092,169

Income before
 income taxes      $   738,360  $   461,894  $ 1,870,352  $ 1,554,913
Applicable income
 taxes                 230,685      146,004      588,561      507,240

Net Income         $   507,675  $   315,890  $ 1,281,791  $ 1,047,673

Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares               403,496      405,283      404,010      405,283

Net Income         $      1.26  $       .78  $      3.17  $      2.58

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS


                                             Nine Months   Nine Months
                                             Ended         Ended
                                             September     September
                                             30, 1996      30, 1995
Cash Flows From Operating Activities:

 Net income                                  $ 1,281,791   $ 1,047,673
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                  411,536       266,744
  Provision for loan losses                       84,000        45,400
 Bond portfolio gains (losses)                (   23,755)            -
 Gain on sale of other real estate owned               -        14,004
 Increase (decrease) in taxes
  payable                                         99,218    (   84,160)
 Increase (decrease) in interest
  payable                                        190,460       371,021
 Increase (decrease) in other
  liabilities                                    191,417       219,160
 (Increase) decrease in interest
  receivable                                  (  539,493)   (  344,777)
 (Increase) decrease in prepaid
  expenses                                        41,513         8,572
 (Increase) decrease in other
  assets                                      (  365,394)   (  159,409)
 Recognition of unearned loan
  income                                          11,927    (    5,149)

Net Cash Used in Operating Activities        $ 1,383,220   $ 1,379,079


Cash Flows From Investing Activities:

 Proceeds from sale of investment
  securities                                 $ 3,000,922   $ 1,033,659
 Proceeds from maturities of
  investment securities                        3,996,714     2,190,509
 Purchase of investment securities           ( 7,833,850)   (4,328,427)
 Net loans to customers                      (17,149,055)  ( 5,855,251)
 Purchase of premise and equipment           (   263,615)  (   245,825)
 Proceeds from sale of premises and
  equipment                                            -             -
 Proceeds from other real estate owned                 -       339,594
 Purchase stock - Pineland Bank              ( 1,839,937)  (   905,640)
 Cash received from acquired bank              8,773,744             -
 Purchase of FHLB stock                            1,700             -

Net Cash Used in Investing Activities       $(11,313,377) $( 7,771,381)


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                     STATEMENT OF CASH FLOWS (Con't)


                                             Nine Months   Nine Months
                                             Ended         Ended
                                             September     September
                                             30, 1996      30, 1995

Cash Flows From Financing Activities:

 Net increase (decrease) in demand
  deposits, NOW and money market             $(2,296,466)  $(  891,680)
 Net increase (decrease) in savings
  and time deposits                            3,159,425     8,442,260
 Net increase (decrease) in borrowings         2,402,646       691,667
 Dividends paid                                        -             -
 Redemptions of company stock                 (   21,444)            -

Net Cash Provided (Used) From
 Financing Activities                        $ 3,244,161   $ 8,242,247

Net Increase (Decrease) in Cash
 and Cash Equivalents                        $(6,685,996)  $ 1,849,945

Cash and Cash Equivalents at
 Beginning of Year                            18,119,564    13,097,596

Cash and Cash Equivalents at
 End of Period                               $11,433,568   $14,947,541

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

     On January 11, 1996, the acquisition of Pineland State Bank in Metter, Georgia was completed. The purchase method of accounting was used to record the transaction. All transactions since January 11, 1996 of Pineland State Bank have been consolidated in these statements.

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

     During the third quarter of 1996, total assets increased $2,877,168 which followed a second quarter decrease of $1,149,450. The banks have been successful in maintaining core deposits and have not attempted to attract higher yielding "hot" money. Loan demand increased by $3,694,650 during this quarter and $17,149,055 for the year. The banks continue to attempt to place more good quality higher yielding loans on the books. The loan continues to perform well and has not impacted the reserve for loan losses. Part of the loan demand is seasonal; however, the banks have been able to attract good quality nonseasonal loans.

     Net income increased by $234,118 for the nine month period and $191,785 for the three month period compared to 1995. Improvement in the performance of Pineland State Bank continues with income of $90,038 for the quarter following a loss of $5,313 for the first six months. With the exception of Pineland State Bank, which is improving, the banks continue to maintain good interest margins. If the prime rate drops, the banks could experience some decline in margins. Pineland State Bank's interest margins should continue to improve as high yielding certificates mature and are replaced with certificates closer to actual market.

     Provision for loan losses are maintained at levels that are adequate based on management's evaluation of the loan portfolio. Pineland State Bank has a substantial reserve to handle any problems that might arise. Pineland's reserve has been increased substantially in prior years due to loan problems. Most of the problems have been worked out and reserve remains more than adequate.

     Operating expenses continue to remain stable with little variation from prior years. Management continues to closely monitor all expenditures.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings - No change.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits - None

         (27) Financial Data Schedule

              The registrant has not filed any reports on form 8-K during the six month period ended September 30, 1996.
                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)




Date:  November 12, 1996          By:  Paul Bennett
                                     Paul Bennett
                                     President



Date:  November 12, 1996          By:  Olivia Bennett
                                     Olivia Bennett
                                     Vice President