Form 10-K
period 1996-12-31
SOUTH BANKING CO
filed 1997-04-01
CIK 351566

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) or the
                     Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1996
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the most recent practicable date.

             Class                    Outstanding at February 28, 1997
Common stock $1.00 par value per                 403,500
 share
                   DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the documents are incorporated:
(1) any annual reports to security holders; (2) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

                                PART 1.

Item 1.  Business

     South Banking Company (the "Registrant") is a business corporation organized at the direction of Alma Exchange Bank & Trust ("Alma Bank") and Citizens State Bank ("Citizens Bank") (collectively, the "Banks") in 1980 under the Georgia Business Corporation Code. It was formed to obtain all the issued and outstanding shares of Common Stock of the Banks. Pursuant to the terms and provisions of a Plan of Reorganization and Agreement of Merger, dated as of January 13, 1981 and approved by the shareholders of the Banks on June 24, 1981, the Banks were reorganized into a holding company structure by merging the Banks with wholly-owned subsidiaries of the Registrant, which transaction was consummated on July 28, 1981. In connection with those mergers, the outstanding shares of Common Stock of the Banks were converted into shares of the Registrant at specified ratios and the Banks became wholly-owned subsidiaries of the Registrant. Pursuant to the terms and provision of an agreement of merger dated June 12, 1989 between South Banking and Georgia Peoples Bankshares, Inc. and approved by shareholders of Georgia Peoples on February 26, 1990, Georgia Peoples Bankshares and its subsidiary, Peoples State Bank, were merged into South Banking Company. In connection with the merger, the outstanding shares of Georgia Peoples Bankshares were converted into shares of the Registrant at specified ratios. During 1993, South Banking Company formed Banker's Data Services, Inc. ("Banker's Data") for the purpose of handling all the computer functions of the banks. Operations began in April, 1994. South Banking entered into an agreement in October of 1995 to acquire all the stock of Pineland State Bank ("Pineland Bank") in Metter, Georgia. On January 11, 1996, the transaction was completed.


The Banks

     The Banks operate full service banking business in Bacon, Appling, Candler and Camden Counties, Georgia, providing such customary banking services as checking and savings accounts, various other types of time deposits, safe deposit facilities and money transfers. The Banks also finance commercial and agricultural transactions, make secured and unsecured loans, and provide other financial services to its customers. The Banks do not conduct trust activities. On December 31, 1995, Alma Bank and Peoples Bank ranked, on the basis of total deposits, as the smaller of the two banks in Bacon and Appling Counties and the 252nd and 322nd largest Banks among 383 banks in Georgia, Citizens Bank, one of five banking operations in Camden County, ranked the 376th largest bank among 383 banks in Georgia and Pineland Bank, one of three banking operations in Metter, Georgia ranked the 342nd largest bank among 383 banks in Georgia, Sheshunoff's Banks of Georgia (1996 edition).

     The Banks make and service both secured and unsecured loans to individuals, firms and corporations. Commercial lending operations include various types of credit for the Banks' customers. The Banks' installment loan departments make direct loans to individuals and, to a limited extent, purchase installment obligations from retailers both with and without recourse. The Banks make a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Each bank has established desired mixes of real estate, commercial, agricultural and consumer lending depending upon activities within the local area. The ratios are established in accordance with risk diversification goals. All banks are located in small rural areas with low to moderate income levels.
The banks primarily look to real estate lending as a major portion of portfolio, real estate values have remained fairly stable over the past few years to give stability to lending activities. Loan to value ratios are maintained in the 60% to 80% level for various real estate lending. Loan to value ratio of non real estate loans vary from 50% for the inventory or receivables to 90% for vehicles and other consumer lending. The economy of the area remains fairly constant without great fluctuation. The national economy will effect the area primarily in the timber and other agricultural products; however, the movement is not as wide locally as national movement indicates. Citizens Bank and Peoples Bank act as agents for another bank in offering "Master Card" and "VISA" credit cards to its customers and does not assume the credit risk on these transactions. Alma Bank offers "Master Card" credit cards to its customers.

     At December 31, 1996, the Banks had correspondent relationships with 16 other commercial banks. These correspondent banks provide certain services to the banks such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for the services, the Banks maintain certain balances with its correspondents in noninterest bearing accounts.

     The Banks are members through its correspondent bank of the AVAIL network. AVAIL is an organization that has established a network of automated teller machines inside the state of Georgia.


Employees

     On December 31, 1996, the Registrant and its subsidiaries had 82 full-time and 13 part-time employees. The Registrant is not a party to any collective bargaining agreement and employee relations are deemed to be good.


Competition

     The Banking business is highly competitive. The Banks compete primarily with other commercial banks operating in Bacon, Camden, Appling and Candler Counties. In addition, the Banks compete with other financial institutions, including savings and loan associations, credit unions and finance companies and, to a lesser extent, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money-market mutual funds.


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

     Risk based capital regulations were adopted by banking regulations in 1989. These new capital adequacy standards were phased in and became fully effective on December 31, 1992. Risk based capital standards generally measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet exposure. The concepts of primary and secondary capital were replaced by Tier 1 and Tier 2 capital and a new leverage ratio requirement was added. The amount of risk-based capital required is calculated by multiplying the recorded amount of each asset category and each off-balance sheet exposure item by the appropriate risk-weighting percentage. Risk adjusted total assets is the total of these risk-weighted categories. Total required capital is the product of the risk-adjusted total assets multiplied by the specific capital percentage (i.e. 8% at December 31, 1996).

     Capital for purposes of the risk-based capital calculation is divided into two categories:

     (1) Tier 1 capital includes common shareholder equity, noncumulative perpetual preferred stock and minority interest; goodwill is subtracted.

     (2) Tier 2 capital includes the allowance for loan and lease losses, qualifying perpetual preferred stock, hybrid capital instruments, term-subordinated debt and intermediate term preferred stock. The allowance and loan losses may only be included up to an amount equal to 1.25% of risk adjusted total assets. Term subordinated debt and intermediate term preferred stock may be included to a maximum of 50% of Tier 1 capital. Finally, Tier 2 capital may not exceed Tier 1 capital.

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

     As of December 31, 1996, the banks were in compliance with these regulations.

     The written policies of the Georgia Department of Banking and Finance (the "DBF") require that state banks in Georgia generally maintain a minimum ratio of primary capital to total assets of 6.0%. At December 31, 1996, the Banks were in compliance with these requirements. In addition, the DBF is likely to compute capital obligations in accordance with the risk-based capital rules while continuing to require a minimum absolute level of capital.

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

     The laws of Georgia require annual registration with the DBF by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations and management of intercompany relationships of the bank holding company and its subsidiaries and related matters. The DBF may also require such other information as is necessary to keep informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been in compliance with and the DBF may make examinations of the bank holding company and each bank subsidiary thereof.

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

     Current legislation has passed that would allow banks to branch statewide subject to certain restriction. This law became effective July 1, 1996.

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

     Effective on July 1, 1985, the Georgia General Assembly adopted legislation that allows bank holding companies located in Georgia to own or control banks in certain other southeastern states and allows bank holding companies in other southeastern states to own or control banks located in Georgia on a reciprocal basis. Effective March 13, 1987, the Georgia State Legislature expanded this reciprocal regional interstate banking area to include the State of Maryland and the District of Columbia. The legislatures of Alabama, the District of Columbia, Florida, Louisiana, Kentucky, Maryland, North Carolina, South Carolina, Tennessee and Virginia have passed regional interstate banking laws which are in effect. The state of Mississippi approved regional interstate banking effective January 1, 1990 with respect to holding company entry on a reciprocal basis by holding companies located in Georgia. During 1994, the state of Georgia approved a measure to allow nation wide interstate banking. Management of the Banks do not anticipate this new law will have any impact on their operations. Georgia passed state wide branching law in February, 1996 with an effective date of July 1, 1996. This allows banks to cross county lines and establish branches. It is anticipated that increased competition will occur as a result.


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

     Standards for Safety and Soundness   FDICIA requires the federal
bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets-to-capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies. Final regulations implementing these standards were promulgated by July 1, 1993 and effective by January 1, 1994. The federal banking agencies recently adopted an advance notice of proposed rulemaking regarding implementation of these standards. A recently enacted law amends certain FDICIA provisions regarding compensation standards and several pending legislative bills would amend certain other requirements of this section of FDICIA. Thus, it is uncertain whether such provisions will ever be implemented or, if implemented by the banking agencies, it is uncertain as to how the standards will be applied.

     Financial Management Requirements   FDICIA also imposes new
financial reporting requirements on all depository institutions with assets of more than $150 million, their management and their independent auditors and establishes new rules for the composition, duties and authority of such institutions' audit committees and boards of directors, effective in fiscal years beginning after December 31, 1992. Among other things, all such depository institutions were required to prepare and make available to the public annual reports on their financial condition and management, including statements of managements' responsibility for the financial statements, internal controls and compliance with certain federal banking laws and regulations relating to safety and soundness and an assessment of the institutions' compliance with such internal controls, laws and regulations. The institution's independent public accountants are required to attest to these management assessments. Each institution also is required to have an audit committee composed of independent directors. Audit committees of large institutions (to be defined by the FDIC) would have the ability to engage their own, independent legal counsel.

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

     FDICIA also directed the FDIC to establish a risk-based assessment system for deposit insurance to become effective no later than January 1, 1994. FDICIA provides that, under the risk-based system established by the FDIC, deposit insurance assessments paid by a financial institution are to be based on the probability that the deposit insurance funds (i.e. BIF or SAIF) will incur a loss with respect to the insured depository institution. The FDIC recently established a transitional risk-based insurance assessment system which was effective for the semi-annual assessment period beginning January 1, 1993 and has proposed a risk-based system to replace the transitional system. Furthermore, FDICIA authorizes the FDIC to privately reinsure up to 10% of its risk of loss with respect to an institution and base its assessment on the cost of such reinsurance.

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

     Provisions that especially affect financial institutions included market to market Accounting for Securities. The Tax Act requires that securities that are inventory in the hands of a dealer be inventoried at fair market value (market to market). For the purposes of these rules, "securities" and a "dealer" are defined more broadly than under prior law. A "dealer" is any person who either regularly purchases securities from or sells securities to, customers in the ordinary course of business or regularly offers to enter into, assume, offset, assign or otherwise terminate positions in securities with customers in the ordinary course of a trade or business. Banks have been determined to qualify as a dealer under the new definitions. Unless securities are properly identified as held for investment, all inventory will be required to be market to market.

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

     Some of the more prominent provisions of this legislation included, consideration of regulatory burden in the rule making process, streamlining of regulatory requirements, call report simplification and repeal of publication requirements, regulatory appeals reform, truth in savings act exemption for business accounts, guidelines for examiners, expedited procedures for forming a bank holding company and holding company audit requirements. Management has determined that this act will have minimal effect on South Banking Company.


Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994

     The Reigle-Neal Interstate Bank and Branching Efficiency Act of 1994 expands the rights of bank and bank holding companies to own out-of-state banks and branches. After September 29, 1995, bank holding companies will be allowed to acquire banks in any state without regard to state law. States will be allowed to prevent holding companies from acquiring newly opened banks. (e.g., those in existence for less than 5 years).

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

     Effective for years beginning after December 15, 1993 the Registrant was required to implement FASB 115 "Accounting for Certain Investments in Debt and Equity Securities". This FASB requires securities to be classified in one of three categories:

     (1)  Held to maturity
     (2)  Trading securities
     (3)  Securities available for sale

     The Banks were required to classify all securities into one of the three categories. The Banks currently do not have trading accounts and do not anticipate classifying any securities into this category. Once the securities are classified, FASB 115 restricts the transfer between classification except under rare circumstances. The affect on the banks will primarily be in securities classified available for sale. FASB 115 requires these securities to be market to market with unrealized gains and losses reported as a separate amount in stockholders equity section and excluded from earnings until realized. Deferred taxes will be provided in accordance with FASB 109 on the unrealized gains and losses.

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

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIALS

A. The condensed average balance sheets for the periods indicated are presented below.
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1996          1995          1994
                                             (In Thousands)
ASSETS
Cash and due from banks        $     5,421   $     4,348   $     3,749
Cash in bank - interest
 bearing                             2,138           827         1,538
Taxable investment securities       14,598         8,518         8,222
Nontaxable investment
 securities                          1,947         1,055         1,619
Others                                 556           273             -
Federal funds sold and
 securities purchased under
 agreements to resell                9,593         8,023         7,883
Loans - net                         84,023        60,641        54,042
Other assets                         7,523         5,968         5,700

Total Assets                   $   125,799   $    89,653   $    82,753

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: Demand - non-interest
           bearing             $    17,379   $    13,446   $    12,965
          Demand - interest
           bearing                  20,380        15,211        17,378
          Savings                    7,903         6,675         7,132
          Time                      64,401        42,838        34,647
Total Deposits                 $   110,063   $    78,170   $    72,122
Federal funds purchased                343             7           167
Other borrowed funds                 3,741         1,545         1,186
Other liabilities                      888           408           468

Total Liabilities              $   115,035   $    80,130   $    73,943

Shareholders' equity           $    10,764   $     9,523   $     8,810

Total Liabilities and
 Shareholders' Equity          $   125,799   $    89,653   $    82,753


B. Interest Rates. The tables below show for the periods indicated the average amount outstanding for major categories of interest earning assets and interest bearing liabilities; the average interest rates earned or paid; the interest income and expense earned or paid thereon; net interest earnings and the net yield on interest-earning assets.

                                    Year Ended December 31, 1996
                               Average        Yield/
                               Balance        Interest       Rate
                                          (In Thousands)
ASSETS
Cash in banks - interest
 bearing                       $     2,138    $      119          5.57%
Loans                               84,023         9,479         11.28
Taxable investments                 14,598           879          6.02
Non-taxable investments              1,947            95          4.88
Other                                  556            28          5.03
Federal funds sold and
 securities purchased
 under agreements to resell          9,593           506          5.27

Total Interest-bearing assets  $   112,855   $    11,106          9.84%

LIABILITIES
Demand - interest bearing      $    20,380   $       579          2.84%
Savings deposits                     7,903           231          2.92
Other time deposits                 64,401         3,703          5.75
Other short term borrowing           3,741           292          7.80
Federal funds purchased                343            18          5.25

Total Interest-Bearing
 Liabilities                   $    96,768   $     4,823          4.98%

Net interest earnings                        $     6,283

Net yield on interest earning assets                              4.86%

                                     Year Ended December 31, 1995
                               Average        Yield/
                               Balance        Interest       Rate
                                          (In Thousands)
ASSETS
Cash in banks - interest
 bearing                       $       827    $       41          4.96%
Loans                               60,641         6,996         11.54
Taxable investments                  8,518           513          6.02
Non-taxable investments              1,055            59          5.59
Other                                  273            10          3.66
Federal funds sold and
 securities purchased
 under agreements to resell          8,023           472          5.88

Total Interest-bearing
 assets                        $    79,337   $     8,091         10.20%

                                     Year Ended December 31, 1995
                               Average        Yield/
                               Balance        Interest       Rate
                                          (In Thousands)
LIABILITIES
Demand - interest bearing      $    15,211   $       407          2.68%
Savings deposits                     6,675           182          2.73
Other time deposits                 42,838         2,580          6.02
Other short term borrowing           1,545           144          9.32
Federal funds purchased                  7             1           N/A

Total Interest-Bearing
 Liabilities                   $    66,276   $     3,314          5.00%

Net interest earnings                        $     4,777

Net yield on interest earning assets                              5.20%

                                   Year Ended December 31, 1994
                               Average        Yield/
                               Balance        Interest       Rate
                                          (In Thousands)
ASSETS
Cash in banks - interest
 bearing                       $     1,538    $       65          4.22%
Loans                               54,042         5,666         10.48
Taxable investments                  8,222           437          5.32
Non-taxable investments              1,619            94          5.81
Federal funds sold and
 securities purchased
 under agreements to resell          7,883           306          3.88

Total Interest-bearing
 assets                        $    73,304   $     6,568          8.96%

LIABILITIES
Demand - interest bearing      $    17,378   $       492          2.83%
Savings deposits                     7,132           197          2.76
Other time deposits                 34,647         1,475          4.26
Other short term borrowing           1,186           101          8.52
Federal funds purchased                167             4          2.40

Total Interest-Bearing
 Liabilities                   $    60,510   $     2,269          3.75%

Net interest earnings                        $     4,299

Net yield on interest earning assets                              5.21%

(1) Note: Loan fees are included for rate calculation purposes. Loan fees included in interest amounted to approximately $723,885 in 1996, $464,456 in 1995 and $521,000 in 1994. Non accrual loans have been included in the average balances.

(2) Non-taxable investments have not been calculated on a tax equivalent basis, rather interest rates are calculated based on actual rates paid.

C. Interest Differentials. The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.


1996 compared to 1995
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
                                          (In Thousands)
Interest earned on:
Cash in banks - interest
 bearing                       $        65   $        13   $        78
Loans                                2,698    (      215)        2,483
Taxable investments                    366             -           366
Nontaxable investments                  50    (       14))          36
Other                                   10             8            18
Federal funds sold and
 securities purchased under
 agreement to resell                    92    (       58)           34

Total Interest-Earning Assets  $     3,281   $(      266)  $     3,015

Interest paid on:
 NOW deposits                  $       139   $        33   $       172
 Savings deposits                       34            15            49
 Other time deposits                 1,298    (      175)        1,123
 Other borrowing                       205    (       57)          148
 Federal funds purchased                17             -            17

Total Interest-bearing
 Liabilities                   $     1,693   $(      184)  $     1,509

Net Interest Earnings          $     1,588   $(       82)  $     1,506

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

II.  INVESTMENT PORTFOLIO

A. Types of Investments The carrying amounts of investment securities at the dates indicated are summarized as follows:

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1996          1995          1994
                                           (In Thousands)
U. S. Treasury and other
 U. S. government agencies
 and corporations              $    12,381   $     7,634   $     5,942
State and political
 subdivisions (domestic)             1,888         1,921         1,126
Mortgage backed securities           1,544         1,897         2,065

Totals                         $    15,813   $    11,452   $     9,133


B. Maturities The amounts of investment securities in each category as of December 31, 1996 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, (4) after ten years.


                    U. S. Treasury
                    and Other U. S.
                    Government        State
                    Agencies and      and Political     Mortgage Backed
                    Corporations      Subdivisions      Securities
                             Average           Average
                             Yield             Yield             Average
                    Amount   (1)      Amount   (1)(2)   Amount   Yields
Maturity:
One year or less    $ 1,180     5.33% $   190     8.66% $   342     6.37
After one year
 through five years  10,027     6.07      831     6.77      885     6.26
After five years
 through ten years    1,199     6.10      350     8.50        -        -
After ten years           -        -      500     9.05      319     6.80

Totals              $12,406     6.00% $ 1,871     7.96% $ 1,546     6.39%


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

III.  Loan Portfolio

  A. Types of Loans The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan.

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1996          1995          1994
                                    (In Thousands)
Commercial, financial and
 agricultural                  $    19,565   $    14,592   $    13,229
Real estate - mortgage              53,813        36,426        32,792
Real estate - construction           3,798         1,767         2,347
Installments                        11,870         8,932         8,834
                               $    89,046   $    61,717   $    57,202
Less - unearned income                 150            82            59
       Reserve for possible
        losses                       1,781           994           975

Total Loans                    $    87,115   $    60,641   $    56,168


B. Maturities and Sensitivity to Changes in Interest Rates The amount of total loans outstanding as of December 31, 1996 which, based on remaining repayments of principal, are due in (1) one year or less, (2) more than one year but less than five and (3) more than five years are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                  Maturity Classification
                                 Over One
                   One Year      Through 5     Over
                   or Less       Years         5 years       Total
                                      (In Thousands)
Types of Loans
Loans (1)          $    63,199   $    20,721   $     5,126   $   89,046

Total loans due
 after one year
 with:
 Predetermined
  interest rate                       25,847
 Floating interest
  rate                         Not available (2)

(1) Maturities by categories are not maintained by banks; therefore, maturity is reported in total.

(2) Floating interest rate loans are not scheduled as to maturity since the computer system only gives maturity of fixed loans. Floating interest rate loans are classified based on rate sensitivity.

C. Nonperforming Loans The following table presents, at the dates indicated, the aggregate amounts of nonperforming loans for the categories indicated.
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1996          1995          1994
                                     (In Thousands)
Loans accounted for on a
 non-accrual basis             $       553   $        46   $        56

Loans contractually past
 due ninety days or more
 as to interest or principal
 payments                              226           276            33

Loans, the terms of which
 have been renegotiated to
 provide a reduction or
 deferral of interest or
 principal because of a
 deterioration in the financial
 position of the borrower               35             -             -

Loans now current about which
 there are serious doubts as
 to the ability of the borrower
 to comply with present loan
 repayment terms                         -             -             -

     Loans are placed on non-accrual basis when loans are past due ninety days or more. Management can elect not to place loans on non-accrual status if net realizable value of collateral is sufficient to cover the balance and accrued interest.

     At December 31, 1996, the company is not aware of any loans for which payments presently are current but the borrowers are currently experiencing financial difficulties. Management maintains loans at each bank under a "watch list" for various purposes but do not believe any losses will occur. These loans total $476,619.

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

E.  Rate Sensitivity Analysis
                              SOUTH BANKING COMPANY
                                DECEMBER 31, 1996

                            +-----------Interest Sensitive-----------+
                                       0 -        0 -        0 -
                                       90 Days    180 Days   365 Days
                                                (Thousands of Dollars)
Earning Assets:
 Loans                                 $  46,691  $  54,224  $  63,199
 Investment securities                     1,367      1,973      2,681
 Interest bearing deposits                   894      1,292      1,589
 Federal funds sold and
  securities purchased under
  agreement to resell                     11,983     11,983     11,983

Total Earning Assets                   $  60,935  $  69,472  $  79,452

Supporting Sources of Fund
 Savings                               $   7,918  $   7,918  $   7,918
 Money market and NOW                     20,440     20,440     20,440
 Other time deposits                      16,271     27,826     46,413
 CD's - $100,000 or more                   3,013      6,191     11,689

Total Interest Bearing
 Deposits                              $  47,642  $  62,375  $  86,460

Demand deposits and other funds
 supporting earning assets -
 non interest earning                  $       -  $       -  $       -

Total Supporting Sources
 of funds                              $  47,642  $  62,375  $  86,460

Interest Sensitive - interest
 earning assets less interest
 bearing liabilities                   $  13,293  $   7,097  $(  7,008

Percent of cumulative interest
 earning assets to interest bearing
 liabilities                              127.90     111.37      91.89

Interest sensitivity gap as a
 percentage of total assets                10.05       5.36   (   5.30



0 -                         0 -
2 Years                     5 Years    Total


$  71,583                   $  83,920  $  89,046
3,762                          13,758     15,813
1,886                           1,886      1,886



   11,983                      11,983     11,983

$  89,214                   $ 111,547  $ 118,728


$   7,918                   $   7,918  $   7,918
20,440                         20,440     20,440
50,652                         53,235     53,235
   13,319                      13,649     13,649


$  92,329                   $  95,242  $  95,242



$       -                   $       -  $  21,451


$  92,329                   $  95,242  $ 116,693



$(  3,115)                  $  16,305  $   2,035



    96.62                      117.11     101.74


 (   2.35)                      12.33       1.54

     The rate sensitivity analysis table is designed to demonstrate South's sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of South's assets and liabilities for the period shown. A ratio of greater than 1.0 times interest earnings assets to interest bearing liabilities indicates that an increase in interest rates will generally result in an increase in net income for South and a decrease in interest rates will result in a decrease in net income. A ratio of less than 1.0 times earnings assets to interest-bearing liabilities indicates that a decrease in interest rates will generally result in a increase in net income for South and an increase in interest rates will result in an decrease in net income.
All maturities are assumed to be repaid on contract terms. The schedule has not assumed any prepayments or deposit run off as the history of the bank indicates most contracts pay as scheduled. The banks do not hold long term mortgages; therefore, are not subject to the refinancing that occurs as the long term interest rate fluctuates.

     The Company is asset sensitive in the short term (six months and less) which could have a negative short term impact if interest rates decline. This is for a short period and the impact would not materially effect the bank's earning as the bank changes to liability sensitive in the 12 month horizon.

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

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1996          1995          1994
                                     (In Thousands)
A.  Average amount of loans
     outstanding               $    84,023   $    60,641   $    54,042
B.  Balance of reserve for
     possible loan losses at
     beginning of period       $       994   $       975   $       912
C.  Loans charged off:
     Commercial, financial
      and agricultural         $        57   $        45   $        53
     Real estate - mortgage             30             -            16
     Installments                      172           144            24

                               $       259   $       189   $        93
D.  Recoveries of loans
     previously charged off:
    Commercial, financial
      and agricultural         $       161   $         7   $        39
     Real estate                        68            46             6
     Installment                        45            93            57

                               $       274   $       146   $       102
E.  Net loans charged off
     during period             $(       15)  $        43   $(        9)
    Additions to reserve
     charged to operating
     expense during period (1) $       201   $        62   $        54
    Addition from bank
     acquisition                       571             -             -

                               $       772   $        62   $        54
F.  Balance of reserve for
     possible loan losses at
     end of period             $     1,781   $       994   $       975
G.  Ratio of net loans
     charged off during the
     period to average loans
     outstanding                (     .002)         .070    (     .002)


(1) Although the provisions exceeded the minimum provision required by regulatory authorities, the Board of Directors believe that the provision has not been in excess of the amount required to maintain the reserve at a sufficient level to cover potential losses. The amount charged to operations and the related balance in the reserve for loan losses is based upon periodic evaluations by management of the loan portfolio. Factors such as the bank's history, credit evaluations, economic conditions in the local area especially as related to agriculture, payment records and overall economic conditions are weighed before decisions are made regarding additions to reserve. The bank's experience and the local economy has been good in recent years and the banks have not been required to make substantial additions. The current year is up slightly as one bank required substantial additions as a result of losses on one relatively large credit line.

(2) Management's review of the loan portfolio did not allocate reserves by category due to the portfolio's small size. The reserves were allocated on the basis of a review of the entire portfolio. The anticipated loan losses for the coming year are expected to be less than prior years. The portfolio does not contain excessive concentrations in any industry or loan category that might expose South to significant risk.


V.  Deposits

A. Average deposits, classified as demand deposits, savings deposits and time certificates of deposit for the periods indicated are presented below:
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1996          1995          1994
                                           (In Thousands)
Demand deposits                $    17,379   $    13,446   $    12,965
NOW deposits                        20,380        15,211        17,378
Savings deposits                     7,903         6,675         7,132
Time certificates of deposits       64,401        42,838        34,647

Total Deposits                 $   110,063   $    78,170   $    72,122


B. The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1996 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

Three months or less                                       $     3,013
Over three through six months                                    3,178
Over six through twelve months                                   5,498
Over twelve months                                               1,960

Total                                                      $    13,649

VI.  Return on Assets and Shareholders' Equity

     The following rate of return information for the periods indicated is presented below:
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1996          1995          1994

Return on assets (1)                  1.14%         1.28%         1.19%
Return on equity (2)                 13.29         12.08         11.22
Dividend payout ratio (3)            15.54         19.37         22.54
Equity to assets ratio (4)            8.56         10.62         10.65


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

(b) As of March 1, 1997, there were approximately 481 holders of record of the Registrant's common stock.

(c) The Registrant paid an annual dividend on its common stock of $.55 per share for a total of $219,849 for fiscal 1996.


Item 6.  Selected Financial Data

                                 Years Ended December 31,
                  1996       1995       1994       1993       1992
                                     (In Thousands)
Investment
 securities - HTM $   2,364  $   3,305  $   5,069  $  10,517  $  13,408
Investment
 securities - AFS $  13,449  $   8,146  $   4,063  $       *  $       *

Federal funds
 sold             $  11,983  $  13,335  $   8,655  $   7,539  $   8,015

Net loans         $  87,115  $  60,641  $  56,168  $  49,808  $  45,134

Total assets      $ 132,291  $  97,175  $  84,477  $  78,911  $  79,904

Deposits          $ 116,693  $  84,545  $  73,783  $  69,626  $  70,753

Stockholders'
 Equity           $  11,184  $  10,048  $   8,998  $   8,316  $   7,598

Operations:
 Interest income  $  11,107  $   8,090  $   6,568  $   5,982  $   6,468
 Interest expense     4,823      3,314      2,269      2,135      2,915

Net Interest
 Income           $   6,284  $   4,776  $   4,299  $   3,847  $   3,553

Provision for
 loan losses            202         62         53        118        224

Net interest
 income after
 provision for
 loan losses      $   6,082  $   4,714  $   4,246  $   3,729  $   3,329

Other income      $   1,596  $   1,371  $   1,264  $   1,251  $   1,337

Other expenses    $   5,586  $   4,345  $   4,116  $   3,765  $   3,566

Income before
 income taxes     $   2,092  $   1,740  $   1,394  $   1,215  $   1,100

Item 6.  Selected Financial Data (con't)

                                 Years Ended December 31,
                  1996       1995       1994       1993       1992
                                     (In Thousands)
Federal Income
 taxes            $     662  $     590  $     405  $     287  $     281

Net income before
 extraordinary
 items            $   1,430  $   1,150  $     989  $     928  $     819

Extraordinary
 items            $       -  $       -  $       -  $       -  $       -

Net income        $   1,430  $   1,150  $     989  $     928  $     819

Per Share Data:
Income after
 extraordinary
 items            $    3.54  $    2.84  $    2.44  $    2.27  $    2.01

Net income        $    3.54  $    2.84  $    2.44  $    2.27  $    2.01

Dividends
 Declared         $     .55  $     .55  $     .55  $     .55  $     .55



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

     South's total assets increased to $132,290,583 at year end 1996 from $97,174,748 at year end 1995. The increase of $35,115,835 is comprised of $28,018,271 in assets acquired in the acquisition of Pineland State Bank and $7,097,564 in assets due to growth. This growth represents a 5.67% increase in 1996 compared to 15.03% increase in 1995. The increase is attributable to normal growth within the banking area without entering into competitive situations for large deposits. South was able to maintain rates at a level which minimizes net interest margin decline. South continues to be aggressive in the markets it operates for good core deposits. Loan demand continues to be strong with loans increasing $27,329,089 in 1996. $13,576,025 of the growth came from bank acquisition of Pineland State Bank $13,753,064 coming from operations. Loan demand continues to be strong as evidenced by the 18.3% internal growth in loans. The banks continue to look for good quality loans as loans represent the highest yielding asset on the bank's books. The rural economy of the bank's market area has been staple for the past three years allowing the bank to place good quality loans on the books. Classified loans for regulatory purposes remain at low levels and do not represent any trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity on capital resources or represents material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan payment terms.

     South's investment portfolio, including certificate of deposits in other banks, increased to $17,699,032 from $12,246,850. Included in this increase of $5,452,182 is $5,299,665 of securities acquired in the Pineland State Bank acquisition. The small increase of $152,517 from operation is an indication of the loan demand of the banks and the desire of the banks to utilize the assets of South in the highest yielding manner available to the banks without creating liquidity problems. South has maintained adequate federal funds sold and investments available for sale to sufficiently maintain adequate liquidity. South's securities are primarily short term of three years or less in maturity enabling South to better monitor the rate sensitivity of these assets. Unrealized gain and losses on this portfolio is not material to the statement as South maintains a slight unrealized loss of $11,048.

     As the primary source of funds, aggregate deposits, increased by $32,148,126 in 1996 compared to $10,761,700 in 1995. The 1996 increase includes $25,055,325 acquired in the Pineland State Bank acquisition. The operational increase of $7,092,801 represents a 6.47% increase for the year compared to a 14.6% increase in 1995. This illustrates the efforts of the banks in good core deposit growth rather than the higher paying time certificates. Some of this growth was shifted from interest paying deposits as they decreased by $2,044,207. Rates have not fluctuated much during the year is most of the bank's market which has helped the bank remain competitive without drastically reducing the net interest margin. One of the market will experience new competition in 1997 which could have some impact on time certificate rates; however, management does not anticipate in major shifting of deposits.

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

     Historically, the trend in cash flows as represented in the statement of cash flows shows a steady increase in cash generated by operations from the last three years. This is a result of increasing net income for each year. While income is not predictable, it is anticipated that liquidity will continue to be enhanced by the operations of the bank. Operations activity, however, generate only a small portion of the cash flow activities of the bank. Primary cash flow comes from investing activities such as sales and/or maturity of investment securities and in the financing activity through an increase in deposits. The primary use of cash flow includes the purchase of securities and making new loans as investing activities. The history of the bank's cash flow indicates a nonrepeating source such as proceeds from borrowing utilized as sources of cash for the purpose of acquisition or expansion. South's overall cash flows indicate the relative stability and manageable growth of the bank's assets. South utilized deposit growth as its primary source of funds to handle growth. South's liquidity is maintained at levels determined by management to be sufficient to handle the cash needs that might arise at any given date. Outside sources are maintained, but South looks to these sources only on a very short term basis. South's long term liquidity plans include utilizing internally generated deposits as its primary source of cash flows and utilizing the shifting of the make up of assets to handle short term demands on cash.

     Interest rate sensitivity varies with different types of interest-earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to prime differ considerably from long-term investment and fixed rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest sensitive than passbook savings and long-term capital notes. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earning assets over interest-bearing liabilities. An interest rate sensitivity table is included elsewhere in document, and it shows the interest sensitivity gaps for five different time intervals as of December 31, 1996. The first 30 days there is an excess of interest-bearing assets over interest-bearing liabilities. South becomes more sensitive to interest rate fluctuations on a short time period. While the cumulative gap declines with each time interval, South remains with a manageable position.

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


Results of Operations
                         1996 Compared to 1995

     Net interest income is an effective measurement of how well management has balanced the South's interest rate sensitive assets and liabilities. Net interest income increased by $1,507,250 of which $1,134,158 was a result of Pineland State Bank acquisition. The increase, excluding bank acquisition was $373,092 or 7.8% compared to a 11.1% increase in 1995. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. Management did not solicit high interest deposits and was able to maintain stable cost of funds. The shifting of assets and liabilities was necessary to maintain level of net interest income as net interest yield decreased to 4.96% from 4.99%. With the low interest rate currently in the market and South's current interest rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities.

     The provision for loan loss was $1,781,013 in 1996 of which $603,299 came from the Pineland State Bank acquisition compared to $994,027 in 1995. The provision for loan losses has been sufficient to increase the allowance for loan losses each year. During the year 1996, loan loss recoveries exceeded the loan charged off as management continues to work its loan portfolio to minimize charge-offs and place maximum efforts to collect previously charged off.

     Other income, excluding bank acquired, increased slightly from the prior year. Service charges increased in 1996 compared to 1995.
Additionally, a small loss on securities occurred in 1996 as early calls and a small number of sales resulted in a small loss.

     Operating cost, excluding bank acquired, grew at a rate of 1.68%. The increases are primarily personnel related as bank works hard at controlling cost. Decrease in FDIC fees and increased data processing efficiency help maintain cost levels.

     Income tax expense was $662,078 in 1996 or 31.6% of net income compared to $589,746 in 1995 or 33.9% of net income. During the year 1993, FASB 109 was adopted by South with no material effect on its financial statements; however, some adjustments were required.

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

     Income tax expense was $662,078 in 1996 or 31.6% of net income compared to $89,746 in 1995 or 33.9% of net income. The increase in tax free municipal bond interest in 1996 lowered the effective tax rate of South. During the year 1993, FASB 109 was adopted by South with no material effect on its financial statements; however, some adjustments were required.

     Results of operations can be measured by various ratio analysis. Two widely recognized performance indicators are the return on average equity and the returns on average assets. South's return on equity increased from 12.08% to 13.29%. The return on assets decreased from 1.28% to 1.14% as the increased assets from the Pineland State Bank acquisition effects the return on assets.

                         1995 Compared to 1994

     Net interest income is an effective measurement of how well management has balanced the South's interest rate sensitive assets and liabilities. Net interest income increased by $477,147 or 11.1% in 1995 and $452,609 or 11.7% in 1994. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. The increase in loan demand continue to be sufficient to offset the higher paying deposit growth. The shifting of asset and liabilities was necessary to maintain level of net interest income as net interest yield remain constant at 5.20%.
With the interest rate currently in the market and South's current interest rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will continue to attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities.

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

     Operating cost grew at a rate of 5.84%. The increases are primarily personnel and equipment related. Increased demands by regulatory agencies have required some additional personnel time and other cost continue to increase. The start up of the data processing center in 1995 contributed to the increased operating cost. 1995 was the first full year of data processing center operation and costs are becoming more manageable than in the prior year of inception. Management expects the center to become more efficient as its operation matures.

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

Results of Operations
                         1994 Compared to 1993

     Net interest income is an effective measurement of how well management has balanced the South's interest rate sensitive assets and liabilities. Net interest income increased by $452,609 or 11.7% in 1994 and $399,302 or 11.2% in 1993. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. The increase in loan demand was sufficient to offset the higher paying deposit growth. The shifting of asset and liabilities was necessary to maintain level of net interest income as net interest yield increased to 5.21% from 4.99%. With the interest rate currently in the market and South's current interest rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities.

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

     Results of operations can be measured by various ratio analysis. Two widely recognized performance indicators are the return on average equity and the return on average assets. South's return on equity decreased from 11.66% to 11.22%. The return on assets increased from 1.16% to 1.19%. Although these levels are within peer group ranges of some other bank holding companies, management believes that improvement for 1995 is realistic.

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

Distribution of Nonperforming Assets
                                         1996       1995       1994
                                                 (In Thousands)
Non accrual loans                        $    553   $     66   $     56
Past due 90 days still accruing               226        276         33
Other real estate (ORE)                       346        283        661

                                         $  1,125   $    625   $    750
Nonperforming loans to year
 end loans                                    .87%       .54%       .16%
Nonperforming assets to year
 end loan and ORE                            1.26%      1.00%      1.31

     The ratio of nonperforming assets has increased since 1994. A slight increase occurred as ORE sales declined and a subsequent foreclosure has increased the ORE in 1994 and 1996. This increase is attributed to management's early review system to grasp problems before they become unmanageable. Management continues to work on nonperforming assets to further reduce this ratio.


Regulatory Matters

     During the year 1996, federal and state regulatory agencies completed asset quality examinations at the South's subsidiary banks. The South's level and classification of identified potential problem loans was not revised significantly as a result of this regulatory examination process.

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


Impact of Recently Issued Accounting Standards

     In June 1996, the FASB issued Statement of Financial Accounting Standard No 125 relating to transfers and servicing of financial assets as well as for extinguishment of liabilities. This standard is based on the consistent application of the financial components approach which focuses on control. Under such an approval after a transfer of financial assets an entity:

        Recognized the financial and servicing assets it controls and the liabilities it has occurred.

        Derecognizes financial assets when control is surrendered.

        Derecognizes liabilities when extinguished.

     This FASB is effective for statement issued on or after December 31, 1996 except for selected provision. This FASB does not affect South Banking Company materially in any fashion as South, with minimum exceptions, does not transfer assets to others or retain any service rights.

     In October 1995, the FASB issued Statement of Financial Accounting Standard No 124 relating to accounting standards for stock based employer compensation plans. This FASB is effective for the 1996 year; however, South does not have any stock based compensation plans and does not have any plans to enact such a plan in the future.


Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Registrant and its subsidiaries are included on pages F-1 through F-36 of this Annual report on Form 10-K.

     Consolidated Balance Sheets - December 31, 1996 and 1995

     Consolidated Statements of Income - Years ended December 31, 1996,
       1995 and 1994

     Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1996, 1995 and 1994

     Consolidated Statement of Cash Flow - Year ended December 31, 1996,
      1995 and 1994

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
                           Registrant          of one of    Beneficiary
                           & Principal         the Banks    (Percent of
Name (Age)                 Occupation          Since        Class)

Paul T. Bennett (41)       President,           1978(1)(2)       11,300
                            Treasurer and              (3)    (  2.80%)
                            Director; Vice             (4)
                            Chairman and Director,
                            Citizens Bank; Vice
                            Chairman and Director,
                            Peoples State Bank &
                            Trust, Baxley, Georgia;
                            President Peoples Bank,
                            Lyons, Georgia; Director,
                            Banker's Data Services;
                            Director, Alma Exchange
                            Bank and Trust

Olivia Bennett (77)        Executive Vice       1969(1)(2)      202,896
                            President, Secretary       (3)   (  50.28%)
                            and Director; Chairman
                            and Director, Alma
                            Bank; Director,
                            Banker's Data Services
                            Chairman of Board,
                            President, Citizens Bank;
                            Director Peoples Bank

Lawrence Bennett (49)      President and        1987(1)(2)        3,154
                            Director, Alma             (4)    (    .8%)
                            Bank; Director,
                            Banker's Data Services;
                            Director, Peoples
                            Bank, Baxley; Director
                            Peoples Bank, Lyons

Charles Stuckey (49)       Director; Executive    1990(3)           200
                            Vice President,                    (   .1%)
                            Peoples Bank; Director,
                            Banker's Data
                            Services

James W. Whiddon (52)      Director; Executive
                            Vice President and     1989(2)           66
                            Director, Citizens                 (    -%)
                            Bank; Director,
                            Banker's Data Services

Kenneth F. Wade (54)       Director; Executive     1980(1)        4,779
                            Vice President, Director           ( 1.18%)
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

Item 10. Directors and Executive Officers of the Registrant (con't)

                                               Director
                                              (Officer) of  # of shares
                           Position with       Registrator  Owned
                           Registrant          of one of    Beneficiary
                           & Principal         the Banks    (Percent of
Name (Age)                 Occupation          Since        Class)

John Roger (49)            Director, Executive Vice
                            President, Pineland    1996(4)            -
                            State Bank; Director;
                            Banker's Data Service

(1) Director of Alma Bank
(2) Director of Citizens Bank
(3) Director of Peoples Bank
(4) Director of Pineland State Bank

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

                                           Long-Term Compensation
                  Annual Compensation        Awards           Payouts
(A)       (B)  (C)      (D)     (E)      (F)       (G)    (H)     (I)
                                Other                                All
Name and                        Annual    Restricted                 Other
Principal                       Compen-    Stock    Options/ LTIP    Compen-
Position  Year Salary   Bonus   sation (2) Award     SARS #  Payouts sation

Valene
Bennett
CEO       1996 $      - $     -  $       - $       - $     - $     - $     -
          1995   72,486       -      8,985         -       -       -       -
          1994   83,582       -     11,795         -       -       -       -


Item 11.  Management Renumeration and Transactions (con't)

                                           Long-Term Compensation
                  Annual Compensation        Awards           Payouts
(A)       (B)  (C)      (D)     (E)      (F)       (G)    (H)     (I)
                                Other                                All
Name and                        Annual    Restricted                 Other
Principal                       Compen-    Stock    Options/ LTIP    Compen-
Position  Year Salary   Bonus   sation (2) Award     SARS #  Payouts sation
Paul T.
Bennett
CEO       1996 $109,479 $     -   $ 22,940 $       - $     - $     - $     -
          1995   87,566       -     15,310         -       -       -       -
          1994   79,472       -     15,115         -       -       -       -

Olivia
Bennett
Secretary 1996 $168,748 $     -   $ 15,295 $       - $     - $     - $     -
          1995  100,857       -     12,200         -       -       -       -
          1994   84,223       -     12,200         -       -       -       -

(1) Does not include fees and dues for clubs and fraternal and civic organizations paid by the Banks to certain officers for business related purposes. Also, does not include any amounts for use of an automobile.

(2) Other compensation consists of director fees from registrant and subsidiary banks.


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

                                              Number of      Percent of
                                              Shares Owned  Outstanding
Name                                          Beneficially   Shares

Estate of Valene Bennett
Route 4
Alma, Georgia 31510                                175,501        43.49%

Olivia Bennett
Route 4
Alma, Georgia 31510                                 27,395         6.78%

All Executive Officers and Directors
 as a group (7 persons)                            222,395         55.1%


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


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
Item 14(a)  1. and 3. and Item 14(d)

     (a)  The following documents are filed as part of this report:

          1.  Financial Statements
          (a)  South Banking Company and Subsidiaries:
          (i ) Consolidated Balance sheet - December 31, 1996 and 1995 (ii ) Consolidated Statement of Income - Year ended December
                 31, 1996, 1995 and 1994
          (iii) Consolidated Statement of Stockholders' Equity - Years ended December 31, 1996, 1995 and 1994
          (iv ) Consolidated Statement of Cash Flow - Year ended
                 December 31, 1996, 1995 and 1994

          (b)  South Banking Company (Parent Corporation Only):
          (i  ) Balance sheet - December 31, 1996 and 1995
          (ii ) Statement of Income - period ended December 31, 1996,
                 1995 and 1994
          (iii) Statement of Stockholders' Equity - Period ended
                 December 31, 1996, 1995 and 1994
          (iv ) Statement of Cash Flow - Year ended December 31, 1996,
                 1995 and 1994

          3.  Exhibits required by Item 7 of regulation S-K:
          (3)  Articles of Incorporation and By-Laws (included as
          Exhibits 3(a) and (b), respectively, to Appendix II to
          Registrant's Registration Statement on Form S-14, File No. 2-71249, previously filed with the Commission and incorporated herein by reference).

          (13) 1996 Annual Report to Shareholders of South Banking Company (note deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference).

          (22)  List of the Registrant's subsidiaries:

          (1)   Alma Exchange Bank & Trust
          (2)   Citizens State Bank
          (3)   Peoples State Bank & Trust
          (4)   Bankers' Data Services, Inc.
          (5)   Pineland State Bank

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
Item 14(a)  1. and 3. and Item 14(d) (con't)


     All of the Registrant's subsidiaries were incorporated under the laws of the State of Georgia and are doing business in Georgia under the above names.

          (b) The registrant has not filed a Form 8-K during the last quarter of the period.

          (c)  The response to this Item 14(c) is included in item
          14(a).

          (d)  Financial Statements Schedules - None.

                           POWER OF ATTORNEY


     Know all men by these present, that each person whose signature appears below constitutes and appoints Paul T. Bennett, his attorney-in-fact, to sign any amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith. The Securities and Exchange Commission hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:      March 26, 1997
                                         Paul T. Bennett
                                         Principal Executive, Financial
                                         and Accounting Officer and
                                         Director



Date:      March 26, 1997
                                         Olivia Bennett
                                         Executive Vice President and
                                         Director



Date:      March 26, 1997
                                         Charles Stuckey
                                         Director


Date:      March 26, 1997
                                         James W. Whiddon
                                         Director


Date:      March 26, 1997
                                         Kenneth F. Wade
                                         Director


Date:      March 26, 1997
                                         Lawrence Bennett
                                         Director

Date:      March 26, 1997
                                         John Rogers
                                         Director


                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SOUTH BANKING COMPANY




Date:      March 26, 1997             By:
                                           Paul T. Bennett
                                           President, Treasurer and
                                           Director


                       SUPPLEMENTAL INFORMATION


     The following supplemental information has not been sent to the Registrant's shareholders, but will be sent subsequent to the filing of this Annual Report on Form 10-K:

     (1)  1996 annual report to shareholders.

     (2)  Proxy statement for 1996 annual meeting of shareholders.

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

                           DECEMBER 31, 1996




                   REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
South Banking Company
Alma, Georgia 31510


     We have audited the accompanying consolidated balance sheets of South Banking Company as of December 31, 1996 and 1995 and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Banking Company at December 31, 1996 and 1995 and the consolidated results of its operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                  Respectfully submitted,




Waycross, Georgia                 H. H. BURNET & COMPANY, P. C.
February 12, 1997
                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       CONSOLIDATED BALANCE SHEETS



                                           December 31,   December 31,
                                           1996           1995

                                 ASSETS

Cash and due from banks                    $  6,863,559   $  3,989,564

Deposits in other banks -
 interest bearing                          $  1,886,000   $    795,000

Investment securities
 Available for sale                        $ 13,449,288   $  8,146,274
 Held to maturity - market value
  of $2,365,832 in 1996 and
  $3,311,955 in 1995                       $  2,363,744   $  3,305,576

Pineland State Bank stock - at cost        $          -   $    975,141

Georgia Bankers stock                      $    547,283   $    272,880

Federal Home Loan Bank stock               $    247,600   $     99,900

Federal funds sold                         $ 11,983,000   $ 13,335,000

Loans                                      $ 89,046,526   $ 61,717,437
Less: Unearned discount                     (   150,457)   (    82,051)
Reserve for loan losses                     ( 1,781,013)   (   994,027))))

                                           $ 87,115,056   $ 60,641,359

Bank premises and equipment                $  3,995,385   $  3,104,655

Goodwill                                   $    364,983   $          -

Other assets                               $  3,474,685   $  2,509,399


Total Assets                               $132,290,583   $ 97,174,748

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED BALANCE SHEETS (con't)


                                            December 31,   December 31,
                                            1996           1995

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:  Demand - non-interest
                     bearing               $ 21,451,527   $ 14,145,230
           Demand - interest bearing         20,440,276     17,098,343
           Savings                            7,917,814      6,403,438
           Time                              66,883,966     46,898,446
                                           $116,693,583   $ 84,545,457
Borrowing                                     3,507,279      1,976,405
Accrued expenses and other
 liabilities                                    905,472        604,033


Total Liabilities                          $121,106,334   $ 87,125,895


Stockholder's Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 1996 and 1995 - 403,500
 and 405,283, respectively                 $    403,500   $    405,283
Surplus                                       3,116,581      3,136,238
Undivided profits                             7,675,216      6,464,741
Unrealized gain (loss) on
 securities                                 (    11,048)        42,591

Total Stockholders' Equity                 $ 11,184,249   $ 10,048,853


Total Liabilities and
 Stockholders' Equity                      $132,290,583   $ 97,174,748

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENTS OF INCOME



                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1996           1995           1994

Interest Income
Interest and other
 fees on loans              $  9,479,255   $  6,995,954   $  5,666,373
Interest on deposits -
 interest bearing                119,366         40,904         65,241
Interest on federal
 funds sold                      506,525        472,289        305,906
Interest on investment
 securities:
 U. S. Treasury                  186,697         99,131        113,783
 U. S. Government agencies       541,881        273,579        218,222
 Mortgage backed securities      150,011        140,159        104,969
 State and municipal
  subdivisions                    95,350         58,584         94,106
Other securities                  27,623          9,893              -

Total Interest Income       $ 11,106,708   $  8,090,493   $  6,568,600


Interest Expense
Interest on deposits        $  4,512,373   $  3,167,719   $  2,164,062
Interest - other borrowing       310,713        146,402        105,313

Total Interest Expense      $  4,823,086   $  3,314,121   $  2,269,375

Net interest income         $  6,283,622   $  4,776,372   $  4,299,225
Provision for loan losses        201,589         62,200         53,500

Net interest income after
 provision for loan losses  $  6,082,033   $  4,714,172   $  4,245,725


Other Operating Income
Service charge on deposits  $  1,163,935   $    955,791   $    987,131
Commission on insurance           84,843         63,154         57,169
Other income                     216,645        163,583        213,965
Securities gains (losses)    (    15,708)        21,591          6,000
Data processing fees             146,598        167,267              -

Total Other Operating
 Income                     $  1,596,313   $  1,371,386   $  1,264,265



The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                CONSOLIDATED STATEMENTS OF INCOME (Con't)



                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1996           1995           1994

Other Operating Expenses
Salaries                    $  2,064,313   $  1,558,381  $   1,474,463
Profit sharing and other
 personnel expenses              518,962        355,822        228,776
Occupancy expense of bank
 premises                        368,854        269,909        300,586
Furniture and equipment
 expense                         559,194        422,129        242,214
Stationery and supplies          165,697        136,568        124,885
Data processing                  478,104        428,979        449,325
Director fees                    143,040        103,436        101,405
Other real estate expenses        31,751         30,856              -
Other expenses                 1,256,029      1,039,355      1,193,946

Total Other Operating
 Expenses                   $  5,585,944   $  4,345,435   $  4,115,600

Income before income taxes  $  2,092,402   $  1,740,123   $  1,394,390
Applicable income taxes          662,078        589,746        405,523


Net Income                  $  1,430,324   $  1,150,377   $    988,867

Per share earnings based
 on weighted average
 outstanding shares:

 Weighted average
  outstanding shares             403,811        405,283        405,351

Net income before
 extraordinary items        $       3.54   $       2.84   $       2.44


Net Income Per Share        $       3.54   $       2.84   $       2.44


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    STATEMENT OF STOCKHOLDERS' EQUITY


                                                                Unrealized
                                                                Gain

                                                                (Loss) on

                                                                Securities
                        Total
                         Common                      Undivided  Available
                        Stockholders             '
                         Stock         Surplus       Profits    for Sale
                        Equity
Balance,
 December 31, 1993       $   405,583   $ 3,139,238   $ 4,771,292$
-                        $ 8,316,113
 Net income                        -             -       988,867-988,867
 Cash dividends                    -             -    (  222,906-)(
222,906)
 Redemption of shares     (      300)   (    3,000)            --(
3,300)
 Unrealized gain
  (loss) on securities
  available for sale               -             -             - (
80,997)                   (   80,997)

Balance,
 December 31, 1994       $   405,283   $ 3,136,238   $ 5,537,253$(
80,997)                  $ 8,997,777
 Net income                        -             -     1,150,377-1,150,377
 Cash dividends                    -             -    (  222,889)-(
222,889                            )
 Unrealized gain
 (loss) on securities
 available for sale                -             -             -
123,588                      123,588

Balance,
 December 31, 1995       $   405,283   $ 3,136,238   $ 6,464,741$
42,591                   $10,048,853
 Net income                        -             -     1,430,324-1,430,324
 Cash dividends                    -             -    (  219,849)-(
219,849                            )
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -(
53,639)                   (   53,639             )
 Redemption of shares     (    1,783)   (   19,657)            -
-                         (   21,440             )

Balance,
 December 31, 1996       $   403,500   $ 3,116,581   $ 7,675,216$(
11,048)                  $11,184,249

The accompanying note is an integral part of these financial statements.
                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                  CONSOLIDATED STATEMENT OF CASH FLOWS


                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1996           1995           1994

Cash Flows From Operating
 Activities:
 Net income                 $  1,430,324   $  1,150,377   $    988,867
 Add expenses not
  requiring cash:
  Provision for depreciation
   and amortization              462,180        420,747        370,378
  Provision for loan losses      201,589         62,200         53,500
  Provision for loss on ORE       41,044         28,110         20,184
 Bond portfolio losses
  (gains)                         15,734    (    21,827)   (     4,000)
 (Gain ) loss on sale of
  premises & equipment            14,957    (     1,657)             -
 Gain on sale of other
  real estate owned          (     5,342)   (    17,718)   (     8,696)
 Increase (decrease) in
  taxes payable              (    16,610)   (   123,457)       128,798
 Increase (decrease) in
  interest payable                57,433        287,865         60,772
 Increase (decrease) in
  other liabilities               49,749         36,870    (    17,769)
 (Increase) decrease in
  interest receivable        (   272,411)   (    73,925)   (    32,245)
 Decrease (increase) in
  prepaid expenses                48,322         53,186         16,910
 (Increase) decrease in
  other assets               (   119,537)   (   224,305)   (   143,099)
 Recognition of unearned
  loan income                     29,180         21,887    (     7,688)

Net Cash Provided From
 Operating Activities       $  1,936,612   $  1,598,353   $  1,425,912


Cash Flows From Investing
 Activities:
 Proceeds from sales of
  investment securities -
  available for sale        $  4,506,015   $    979,156   $          -
 Proceeds from maturities
  of securities held to
  maturity                     1,635,361      2,533,844      1,459,013



The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
              CONSOLIDATED STATEMENT OF CASH FLOWS (con't)



                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1996           1995           1994

Cash Flows From Investing
 Activities: (con't)
 Purchase of securities
  held to maturity          $(   498,738)  $( 1,596,546)  $( 2,036,708))
 Proceeds from maturity of
  securities available for
  sale                         3,302,652        786,703      2,844,514
 Net loans to customers      (13,911,298)   ( 4,694,955)   ( 6,841,156)
  Purchase of securities
  available for sale         ( 9,479,898)   ( 4,849,104)   ( 1,016,502)
 Purchase of premises and
  equipment                  (   423,377)   (   273,546)   ( 1,011,428))
 Proceed from sale of
  premises and equipment          18,850          4,911              -
 Proceeds from sale of
  other real estate owned        258,140        385,215        248,439
 Purchase of Pineland
  Bank stock                 ( 1,839,937)   (   975,141)             -
 Purchase of FHLB stock      (   147,700)   (    99,900)             -
 Cash and cash equivalents
  received in bank
  acquisition                  8,773,744              -              -

Net Cash Provided from
 Investing Activities       $( 7,806,186)  $( 7,799,363)  $( 6,353,828)


Cash Flows From Financing
 Activities:
 Net increase (decrease) in
  demand deposits, NOW and
  money markets             $  2,858,872   $  1,141,372  $     414,207
 Net increase in savings
  and time deposits            4,334,112      9,620,328      3,743,262
 Proceeds from borrowing       2,000,000        825,000        650,000
 Payments on borrowing       (   469,126)   (   140,833)   (   107,762)
 Dividends paid              (   219,849)   (   222,889)   (   222,906)
 Payments to retire stock    (    21,440)             -    (     3,300)
 Lap                                   -              -              -

Net Cash Provided From
 Financing Activities       $  8,482,569   $ 11,222,978   $  4,473,501



The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
              CONSOLIDATED STATEMENT OF CASH FLOWS (con't)



                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1996           1995           1994

Net increase (decrease) in
 cash and cash equivalents  $  2,612,995   $  5,021,968  $(    454,415)

Cash and Cash Equivalents
 at Beginning of Year         18,119,564     13,097,596     13,552,011


Cash and Cash Equivalents
 at End of Year             $ 20,732,559   $ 18,119,564   $ 13,097,596

The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



Note 1.  Significant Accounting Policies

              The accounting and reporting policies of South Banking Company, Inc. and its subsidiaries conform with generally accepted accounting principles and with practices within the banking industry.

         (a)  Basis of Presentation

              During 1996, Pineland State Bank was acquired by South Banking Company. The transaction was accounted for using the purchase method.

         (b)  Principles of Consolidation

              The consolidated financial statements include the accounts of South Banking Company, Alma, Georgia (The Bank) and its wholly owned bank subsidiaries, Alma Exchange Bank, Alma, Georgia; Peoples State Bank, Baxley, Georgia; Citizens State Bank, Kingsland, Georgia and Pineland State Bank, Metter, Georgia; and its wholly owned computer center, Bankers' Data Services, Inc., Alma, Georgia. All significant intercompany transactions and balances have been eliminated in consolidation.

         (c)  Nature of Operations:

              The Banks provide a variety of banking services to individuals and businesses through its offices in Alma, Georgia; Kingsland, Georgia; Baxley, Georgia; and Metter, Georgia. Its primary source of revenue is loans to customers who are primarily low to middle income individuals and small to mid size businesses.

         (d)  Use of Estimates:

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of foreclosed real


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



Note 1.  Significant Accounting Policies (con't)

         (d)  Use of Estimates (con't)

         estate. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

              While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

         (e)  Securities:

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



                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



Note 1.  Significant Accounting Policies (con't)

              Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

              Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

         f. Loans Receivable:

              Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

              Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

               The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed.
         Interest income is subsequently recognized only to the extent cash payments are received.

         (g)  Allowances for Loan Losses:

              The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

         (h)  Premises and Equipment:

              Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed generally by the straight-line method.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



Note 1.  Significant Accounting Policies (con't)


         (i)  Other Real Estate (ORE)

              Real estate acquired in satisfaction of a loan and in-substance foreclosures are reported in other assets. In-substance foreclosures are properties in which a borrower with little or no equity in the collateral, effectively abandons control of the property or has no economic interest to continue involvement in the property. The borrower's ability to rebuild equity based on current financial conditions also is considered doubtful. Properties acquired by foreclosure or deed in lieu of foreclosure and properties classified as in-substance foreclosures are transferred to ORE and recorded at the lower of cost or fair market value based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Losses on ORE due to subsequent valuation adjustments are recorded on a specific property basis.

         (j)  Income Taxes

              Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The FASB recently issued pronouncement on accounting for income taxes which require a change to the liabilities method for accounting for deferred taxes. The statement includes several other provisions that may affect the bank's accounting for income taxes and allows restatement of as many years as deemed appropriate. The bank adopted the new statement which required a cumulative effect adjustment of $97,693 in 1993.

              The bank files a consolidated federal income tax return with its subsidiaries. Each subsidiary provides for income taxes on a separate return basis and remits to the parent company amounts determined to be currently payable.

         (k)  Intangibles

              The intangibles (Goodwill) recorded by the Company in the acquisition of Pineland State Bank are being amortized on a straight line basis over a eight year period.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



Note 1.  Significant Accounting Policies (con't)

         (l)  Earnings Per Share

              Earnings per share are based on the weighted average number of shares outstanding.

         (m)  Cash Flow Information

              For purposes of the statements of cash flows, the Company considers cash, federal funds sold and due from banks as cash and cash equivalents. Cash paid during the years ended December 31, 1996, 1995 and 1994 for interest was $4,765,653,
         $3,026,256 and $2,187,432, respectively. Total income tax payments during 1996, 1995 and 1994 were $727,000, $666,401 and
         $287,000, respectively.


Note 2.  Investment Securities

              The amortized cost and estimated market values of investments in debt securities are as follows:

                                 Gross        Gross
                     Amortized   Unrealized   Unrealized    Fair
                     Cost        Gains        Losses        Value
Securities available
 for sale -
December 31, 1996:
 U.S. Government
  and agency
  securities        $10,411,873  $    27,035  $    57,721  $10,381,187
 State and municipal
  securities          1,575,173       16,883          734    1,591,322
 Mortgage backed
  securities          1,478,983        3,945        6,149    1,476,779

Totals              $13,466,029  $    47,863  $    64,604  $13,449,288

December 31, 1995:
 U.S. Government
  and agency
  securities         $5,150,304  $    36,239  $     6,588   $5,179,955
 State and municipal
  securities          1,521,554       13,605            -    1,535,159
 Mortgage backed
  securities          1,409,879       21,281            -    1,431,160

Totals               $8,081,737  $    71,125  $     6,588   $8,146,274

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996



Note 2.  Investment Securities (con't)

                                 Gross        Gross
                     Amortized   Unrealized   Unrealized    Fair
                     Cost        Gains        Losses        Value
Securities to be
 held to maturity -

December 31, 1996:
 U.S. Government
  and agency
  securities        $ 2,000,103  $     2,081  $     5,726  $ 1,996,458
 State and municipal
  securities            296,420        5,104            -      301,524
 Mortgage backed
  securities             67,221          680           51       67,850

Totals              $ 2,363,744  $     7,865  $     5,777  $ 2,365,832


December 31, 1995:
 U.S. Government
  and agency
  securities         $2,453,740  $    10,798  $    11,039   $2,453,499
 State and municipal
  securities            386,148        6,875            -      393,023
 Mortgage backed
  securities            465,688        1,167        1,422      465,433

Totals               $3,305,576  $    18,840  $    12,461   $3,311,955


              Gross realized gains on sales and losses of available-for-sale securities were $9,941 and $25,677 in 1996, respectively and $21,483 and $344, respectively for 1995 and $6,000 and $-0-, respectively in 1994.

              Assets, principally securities carried at approximately $6,833,268 at December 31, 1996 and $3,972,330 at December 31,
         1995, were pledged to secure public deposits and for other purposes required or permitted by law.

              The scheduled maturities of securities to be held to maturity and securities available for sale at December 31, 1996 were as follows:


                           SOUTH BANKING COMPANY
                             ALMA,     GEORGIA
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1996



Note 2.  Investment Securities (con't)

                        Securities to be        Securities
                        Held to Maturity        Available for Sale
                        Amortized               Amortized
                        Cost        Fair Value  Cost         Fair Value
     Due in one year
      or less           $  852,281  $  853,604  $   860,525  $   861,976
     Due from one year
      to five years      1,364,977   1,362,521   10,384,296   10,360,556
     Due from five years
      to ten years         100,000     101,067    1,449,008    1,447,040
     Due after ten years    46,486      48,640      772,200      779,716

                        $2,363,744  $2,365,832  $13,466,029  $13,449,288


          The market value of State and Other Political Subdivision Obligations is established with the assistance of an outside bond department and is based on available market data which often reflects transactions of relatively small size and is not necessarily indicative of prices at which large amounts of particular issues could readily be sold or purchased.


Note 3.  Loans

          The composition of the bank's portfolio was as follows:

                                             1996          1995
         Commercial, financial and
          agricultural                       $19,565,455   $14,591,725
         Real estate - mortgage               53,813,217    36,426,397
         Real estate - construction            3,798,037     1,767,423
         Installment and consumer             11,869,817     8,931,892
           Total Loans                       $89,046,526   $61,717,437
         Less: Unearned discount              (  150,457)   (   82,051))
               Reserve for loan losses        (1,781,013)   (  994,027))

         Loans, net                          $87,115,056   $60,641,359


              The Company and its subsidiaries have granted loans to the officers and directors of the Company, its subsidiaries and to their associates. Related party loans are made on substan-tially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



Note 3.  Loans (con't)

         of collectibility. The aggregate dollar amount of these loans was $789,805 and $525,535 at December 31, 1996 and 1995.
         During 1996, $339,414 of new loans were made, and repayments totaled $155,298.


Note 4.  Reserve for Loan Losses

              Transactions in the reserve for loan losses are summarized as follows:
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1996          1995          1994
         Balance at beginning
          of period            $   994,027   $   974,866   $   911,931
         Additions:  Provision
          charged to operating
          expenses             $   201,589   $    62,200   $    53,500
         Balance from bank
          acquisition              570,707             -             -

                               $   772,296   $    62,200   $    53,500
         Deductions: Loans
          charged off          $   259,264   $   189,371   $    92,986
          Less: recoveries         273,954       146,332       102,421

                               $(   14,690)  $    43,039   $(    9,435)
         Balance at end of
          period               $ 1,781,013   $   994,027   $   974,866


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

              Loans having carrying values of $185,865 and $17,970 were transferred to foreclosed real estate in 1996 and 1995, respectively.

              The bank is not committed to lend additional funds to debtors whose loans have been modified.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996


Note 5.  Deposits

              The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $13,545,616 in 1996 and $9,268,553 in 1995.

              At December 31, 1996, the scheduled maturities of CDs are as follows:

                    1997                    $ 58,241,940
                    1998                       6,668,651
                    1999                       1,629,536
                    2000                         343,839
                    2001 and thereafter                -

                                            $ 66,883,966

Note 6.  Premises and Equipment

          A summary of the account:
                                             Year Ended    Year Ended
                                             December 31,  December 31,
                                             1996          1995
     Land                                    $   448,149   $   393,148
     Buildings                                 2,914,115     2,345,562
     Furniture and equipment                   3,581,514     3,306,840
                                             $ 6,943,778   $ 6,045,550
     Less:  Accumulated depreciation           2,948,393     2,940,895

                                             $ 3,995,385   $ 3,104,655

          Depreciation expense was $516,629 in 1996, $418,618 in 1995, and $315,743 in 1994.


Note 7.  Borrowings

          Data relating to borrowing is as follows:

                                             Year Ended    Year ended
                                             December 31,  December 31,
                                             1996          1995
     Parent company -

      Line of credit loan in the amount
       of $3,675,000 for the purpose of
       refinancing existing loan and the
       acquisition of Pineland Bank stock.
       Interest only due until 1-31-97 at

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



Note 7.  Borrowings (con't)
                                             Year Ended    Year ended
                                             December 31,  December 31,
                                             1996          1995
     Parent company - (con't)

       which time annual payment of 10%
       of original loan will be payable
       over ten years.  Interest accrues
       at the prime rate basis and is
       paid quarterly.                       $         -   $ 1,500,000

      Note payable in 10 annual payments
       of $350,000.  Interest is payable
       quarterly and accrues at prime rate
       and is secured by subsidiary bank
       stock.                                  3,150,000             -


     Subsidiary - Bankers Data Services, Inc.

     Note payable in 60 monthly principal
      amount of $10,833.33 plus interest.
      Interest accrues at prime rate basis.
      Computer equipment is pledged as
      collateral for loan.                       357,279       476,405


          Following are maturities of long term debt for each of the next five years.

                    1997                    $    480,000
                    1998                         480,000
                    1999                         447,279
                    2000                         350,000
                    2001 and thereafter          350,000


Note 8.  Income Taxes

          Income tax expense (benefit) was $662,078 for 1996, (an effective rate of 31.6%), $589,746 for 1995 (an effective rate of 33.9%) and $405,523 for 1994 (an effective rate of 29.1%). The actual expense for 1996, 1995 and 1994 differs from the "expected" tax expense for those years (computed by applying the federal corporate rate of 34% as follows:



                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



Note 8.  Income Taxes (con't)

                               1996          1995          1994
     Computed "expected"
      tax expenses             $   711,417   $   591,642   $   474,093
     Alternative minimum tax             -             -             -
     Decrease resulting from:
      Surtax exemption                   -             -             -
     Tax exempt interest
      on securities and loans   (   63,613)   (   39,927)   (   42,804)
     Other, net                     14,274        38,031    (   25,766)

                               $   662,078   $   589,746   $   405,523


          The current and deferred amounts of these tax provisions were as follows:
                               1996          1995          1994

         Current               $   764,797   $   481,329   $   425,551
         Deferred               (  102,719)      108,417    (   20,028)

                               $   662,078   $   589,746   $   405,523


              The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                             December 31   December 31,,
                                             1996          1995
         Net unrealized appreciation on
          securities available for sale      $     5,691   $(   21,942)
         Depreciation                         (  256,484)   (  160,633)
         Deferred loan fees                       51,203        25,417
         Allowance for credit losses             321,666       140,801
         Other                                    15,926         6,768
         Purchase accounting treatment        (   59,297)            -

         Net deferred tax asset (liability)  $    78,705   $(    9,589)


Note 9.  Employee Benefit Plans

              The Company maintains a 401K deferred compensation plan for all subsidiaries effective January 1, 1993. The Company elected to match 50% of employee contributions for 1996, 1995 and 1994. The expense to the Company for 1996, 1995 and 1994 was $37,009, $32,256 and $29,457, respectively.


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



Note 10. Liabilities

         Standby Letters of Credit. These transactions are used by the Company's customers as a means of improving their credit standing in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1996 the Company had $1,746,000 in outstanding standby letters of credit.

         Loan Commitments. As of December 31, 1996, the Company had commitments outstanding to extend credit totaling $9,776,570. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.


Note 11.  Financial Instruments

              The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

              The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Commitments to Extend Credit and Financial Guarantees.

              Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996


Note 11.  Financial Instruments (con't)

         The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory, property, plant and equipment; and income-producing commercial properties.

              Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

              The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in 1996, 1995 or 1994.


Note 12. Restrictions on Subsidiary Dividends, Loans or Advances

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

              Under Federal Reserve regulation, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 1996, the maximum amount available for transfer from the Bank to the Company in the form of loans approximated 20% of consolidated net equity.


Note 13.  Restrictions on Cash and Due from Banks

              The bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1996 was approximately $-0-.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



Note 14.  Related Party Transactions

              The Company has entered into a split dollar life insurance arrangement with a director and substantial shareholder. The Company and director's trust each contribute toward the payment of premium for life insurance policy. The Company records its contribution at the present value of anticipated future return or total cash surrender value of policy whichever is higher; however, the carrying amount cannot exceed the amount of premiums paid by the Company. The Company will receive all reimbursement from anticipated withdrawal of cash surrender value or from the proceeds of policy in the event of the death of the director. All cash surrender value of the policy accrues to the benefit of the Company until such time as the cash surrender value exceeds advances made by the Company. As of December 31, 1996, $1,130,596 is carried in other assets related to this arrangement.


Note 15.  Fair Value of Financial Instruments

              The following table shows the estimated fair value and the related carrying values of South Banking Company's financial instruments at December 31, 1996 and 1995. Items which are not financial instruments are not included.

                                                        1996
                                              Carrying     Estimated
                                              Amount       Fair Value
        Cash and due from financial
         institutions                         $ 6,863,559  $ 6,863,559
        Interest earning balances with
         financial institutions                 1,886,000    1,886,000
        Federal funds                          11,983,000   11,983,000
        Securities available for sale          13,449,288   13,449,288
        Securities held to maturity             2,363,744    2,365,832
        Federal Home Loan Bank stock              247,600      247,600
        Georgia Bankers Bank - stock              547,283      586,000
        Loans - net of allowances              87,115,056   86,967,948
        Demand and savings deposits            42,683,587   42,683,587
        Time deposits                          66,883,966   67,045,456

                                                       1995
                                              Carrying     Estimated
                                              Amount       Fair Value
        Cash and due from financial
         institutions                         $ 3,989,564  $ 3,989,564
        Interest earning balances with
         financial institutions                   795,000      795,000

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



Note 15.  Fair Value of Financial Instruments (con't)
                                                       1995
                                              Carrying     Estimated
                                              Amount       Fair Value

        Federal funds                         $13,335,000  $13,335,000
        Securities available for sale           8,146,274    8,146,274
        Securities held to maturity             3,305,576    3,311,955
        Federal Home Loan Bank stock               99,900       99,900
        Georgia Bankers Bank - stock              272,880      307,500
        Loans - net of allowances              60,641,359   59,901,705
        Demand and savings deposits            37,647,011   37,647,011
        Individual retirement account
         deposits                               6,573,568    6,669,710
        Time deposits                          40,324,878   40,720,301

             For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 1996 and 1995. The estimated fair value for cash and due from financial institutions and federal funds sold are considered to approximate cost. The estimated fair value for interest-earning balances with financial institutions, securities available-for-sale, securities held-to-maturity and Georgia Bankers Bank stock are based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for commercial loans is based on estimates of the difference in interest rates the Company would charge the borrowers for similar such loans with similar maturities made at December 31, 1996, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for other loans is based on estimates of the rate the Company would charge for similar such loans at December 31, 1996, applied for the tie period until estimated repayment. The estimated fair value for individual retirement account deposits and time deposits is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 1996, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered to approximate cost at December 31, 1996.

             While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 1996, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1996 should not necessarily be considered to apply at subsequent dates.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996



Note 15.  Fair Value of Financial Instruments (con't)

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


Note 16.  Regulatory Matters

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

             Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and its subsidiaries meet all capital adequacy requirements to which it is subject.

             As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996



Note 16. Regulatory Matters (con't)

              The Company and its subsidiaries' actual capital amounts and ratios are also presented in the table.
                                                    To Be Well
                                                    Capitalized Under
                                 For Capital        Prompt Corrective
                    Actual       Adequacy Purposes  Action Provisions:
               Amount    Ratio   Amount      Ratio  Amount       Ratio

As of December 31, 1996:

Total Capital
 (to Risk Weighted
 Assets)
 Consolidated  $ 11,955  12.4%   $    7,714   8.0%    $     N/A   N/A%
 Subsidiary -
  Alma            5,262  15.7         2,685   8.0         3,357   10.0
 Subsidiary -
  Baxley          4,542  14.1         2,574   8.0         3,217   10.0
 Subsidiary -
  Kingsland       1,873  16.3           918   8.0         1,147   10.0
 Subsidiary -
  Metter          2,626  14.2         1,483   8.0         1,854   10.0

Tier I Capital
 (to Risk Weighted
  Assets)
 Consolidated  $ 10,763  11.2%     $  3,857   4.0%    $     N/A    N/A%
 Subsidiary -
  Alma            4,841  14.4         1,342   4.0         2,014    6.0
 Subsidiary -
  Baxley          4,138  12.9         1,287   4.0         1,930    6.0
 Subsidiary -
  Kingsland       1,742  15.2           459   4.0           688    6.0
 Subsidiary -
  Metter          2,390  12.9           741   4.0         1,113    6.0

Tier I Capital (to
  Average Assets)
 Consolidated  $ 10,763   8.3%     $  4,305   4.0%     $    N/A    N/A%
 Subsidiary -
  Alma            4,841  10.0         1,929   4.0         2,411    5.0
 Subsidiary -
  Baxley          4,138  10.6         1,557   4.0         1,946    5.0
 Subsidiary -
  Kingsland       1,742  12.2           569   4.0           711    5.0
 Subsidiary -
  Metter          2,390   8.8         1,082   4.0         1,352    5.0

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996


Note 17. Acquisitions

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

                        DECEMBER 31, 1996



                   REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
South Banking Company
Alma, Georgia 31510

     Under date of February 12, 1997, we reported on the consolidated balance sheets of South Banking Company, as of December 31, 1996 and 1995, and the related statements of income, cash flows and stockholders' equity for the three years in the period ended December 31, 1996.

     In connection with our examination of the aforementioned consolidated financial statements, we also audited the accompanying balance sheets (Parent Corporation Only) as of December 31, 1996 and 1995 and the related statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Banking Company (Parent Corporation Only) as of December 31, 1996 and 1995, and the results of its operations, stockholders' equity and their cash flows for the three years then ended in conformity with generally accepted accounting principles.

                                  Respectfully submitted,



Waycross, Georgia                 H. H. BURNET & COMPANY, P. C.
February 12, 1997
                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                             BALANCE SHEETS


                                             December 31,  December 31,
                                             1996          1995

                                 ASSETS
Cash and due from banks
 Interest bearing                            $   418,716   $   290,640
 Non-interest bearing                             12,761       301,582
Investment in bank's subsidiaries             13,536,590     9,724,449
Investment in nonbank subsidiaries               226,431       177,408
Investment - Pineland State Bank - at cost             -       975,141
Other assets                                      98,449        17,314
Costs in excess of book value                      1,896         8,620
Due from subsidiaries - income taxes                   -        10,150
Prepaid income taxes                              54,905        45,793

Total Assets                                 $14,349,748   $11,551,097


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                             $       186   $     2,244
Other liabilities                                      -             -
Accrued income taxes                                   -             -
Notes payable                                  3,150,000     1,500,000
Due to subsidiaries                               15,313             -

Total Liabilities                            $ 3,165,499   $ 1,502,244


Stockholders' Equity
Common stock of $1 par value;
 authorized 1,000,000 shares;
 issued and outstanding, 1996 and 1995
 $403,500 and 405,283, respectively          $   403,500   $   405,283
Surplus                                        3,116,581     3,136,238
Undivided profits                              7,675,216     6,464,741
Unrealized gain (loss) on securities
 available for sale (net)                     (   11,048)       42,591

Total Stockholders' Equity                   $11,184,249   $10,048,853

Total Liabilities and Stockholders' Equity   $14,349,748   $11,551,097


The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                           STATEMENT OF INCOME


                               Year Ended    Year Ended    Year Ended
                               December 31   December 31,  December 31,,
                               1996          1995          1994
Income
Dividends from bank
 subsidiaries                  $   854,987   $   773,430   $   543,805
Miscellaneous income                   845             -             -
Interest income                     32,841        11,692         6,690
Management fees                    101,000        79,400        79,200

Total Income                   $   989,673   $   864,522   $   629,695

Expenses
Salaries                       $    65,000   $    73,163   $    56,746
Amortization                        24,346         6,726         6,726
Interest                           256,725        87,051        56,954
Professional fees                   15,150        46,079        16,084
Other                               67,014        49,527        40,560

Total Expenses                 $   428,235   $   262,546   $   177,070

Income before income taxes
 and equity in undistributed
 income (loss) of subsidiaries $   561,438   $   601,976   $   452,625

Provision (credit) for
 income taxes                   (   99,798)   (   57,665)   (   27,700))

Income before equity in
 undistributed income in
 subsidiaries                  $   661,236   $   659,641   $   480,325

Equity in undistributed
 income of bank subsidiaries   $   720,064   $   440,715   $   597,787
Equity in undistributed
 income (loss) of nonbank
 subsidiaries                       49,024        50,021    (   89,245)

                               $   769,088   $   490,736   $   508,542


Net Income                     $ 1,430,324   $ 1,150,377   $   988,867



The accompanying note is an integral part of these financial statements.
                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                    STATEMENT OF STOCKHOLDERS' EQUITY


                     Common                      Undivided
                     Stock         Surplus       Profits
Balance,
 December 31, 1993   $   405,583   $ 3,139,238   $ 4,771,292
 Net income                    -             -       988,867
 Cash dividends                -             -    (  222,906)
 Redemption of shares (      300)   (    3,000)            -
 Unrealized gain
  (loss) on securities
  available for sale           -             -             -

Balance,
 December 31, 1994   $   405,283   $ 3,136,238   $ 5,537,253
 Net income                    -             -     1,150,377
 Cash dividends                -             -   (  222,889)
 Unrealized gain
 (loss) on securities
 available for sale            -             -             -

Balance,
 December 31, 1995   $   405,283   $ 3,136,238   $ 6,464,741
 Net income                    -             -     1,430,324
 Cash dividends                -             -   (  219,849)
 Unrealized gain
  (loss) on securities
  available for sale           -             -             -
 Redemption of shares (    1,783)   (   19,657)            -

Balance,
 December 31, 1996   $   403,500   $ 3,116,581   $ 7,675,216

Unrealized
Gain
(Loss) on
Securities          Total
Available          Stockholders'

for Sale             Equity

$         -          $ 8,316,113
-                        988,867
-                     (  222,906)
-                     (    3,300)


 (   80,997)          (   80,997)


$(   80,997)         $ 8,997,777
-                      1,150,377
-                    (  222,889)


    123,588              123,588


$    42,591          $10,048,853
-                      1,430,324
-                    (  219,849)


(   53,639)          (   53,639)
          -          (   21,440)


$(   11,048)         $11,184,249

The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS


                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1996          1995          1994

Cash Flows From Operating
 Activities:
 Net income                    $ 1,430,324   $ 1,150,377   $   988,867
 Add expenses not requiring
  cash
  Depreciation and
   amortization                     36,088        13,501        12,938
 Undistributed earnings of
  subsidiaries                  (  769,088)   (  490,736)   (  508,542)
 Increase (decrease) in
  accounts payable              (    2,058)   (      172)          172
 Increase (decrease) in
  other liabilities                      -             -    (      427)
 Increase (decrease) in
  accrued income taxes                   -    (   77,665)   (    9,068)
 Increase (decrease) in
  other assets                      17,802    (    4,155)   (      473)
 Increase (decrease) in
  prepaid income taxes               9,112    (   45,793)            -
 Increase (decrease) in
  due from subsidiary - taxes   (   25,463)      141,781             -

Net Cash Used in Operating
 Activities                    $   696,717   $   687,138   $   483,467


Cash Flows From Investing
 Activities:
 Basis in investments sold     $         -   $         -   $         -
 Contribution to equity in
  bank subsidiary               (  400,000)            -    (  125,000)
  Purchase of equipment         (   26,236)            -             -
  Purchase of Pineland State
   Bank                         (1,839,937)   (  975,141)            -

Net Cash Used in Investing
 Activities                    $(2,266,173)  $(  975,141)  $(  125,000)



 The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS



                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1996          1995          1994

Cash Flow From Financing
 Activities:
 Payments on note payable
  bank                         $(  350,000)  $         -   $(   75,000)
 Proceeds from notes payable
  to banks                       2,000,000       825,000             -
 Dividends paid                 (  219,849)   (  222,889)   (  222,906)
 Increase (decrease) in due
  to subsidiaries                        -             -             -
 Redemption of common stock     (   21,440)            -    (    3,300)

Net Cash Provided (Used)
 from Financing Activities     $ 1,408,711   $   602,111   $(  301,206)
Net increase (decrease) in
 cash and cash equivalents     $(  160,745)  $   314,108   $    57,261
Cash and cash equivalents at
 beginning of year                 592,222       278,114       220,853

Cash and Cash Equivalents
 at End of Year                $   431,477   $   592,222   $   278,114


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