Form 10-Q
period 1997-03-31
SOUTH BANKING CO
filed 1997-05-15
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                               FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934



For quarter ended   March 31, 1997   Commission file number   2-71249


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


                                             Yes    X        No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1997.


   Common stock, $1.00 par value - 400,000  shares outstanding


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

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       CONSOLIDATED BALANCE SHEETS


                                           March 31,      December 31,
                                           1997           1996

                                 ASSETS

Cash and due from banks                    $  5,484,929   $  6,863,559

Deposits in other banks -
 interest bearing                          $  1,489,000   $  1,886,000

Investment securities
 Available for sale                        $ 15,331,975   $ 13,449,288

 Held to maturity                          $  1,863,052   $  2,363,744

Georgia Bankers stock                      $    547,283   $    547,283

Federal Home Loan Bank stock               $    263,000   $    247,600

Federal funds sold                         $  7,934,000   $ 11,983,000

Loans                                      $ 94,722,388   $ 89,046,526
Less: Unearned discount                     (   144,707)   (   150,457)
Reserve for loan losses                     ( 1,773,338)   ( 1,781,013)

                                           $ 92,804,343   $ 87,115,056

Bank premises and equipment                $  4,050,389   $  3,995,385

Goodwill                                   $    351,948   $    364,983

Other assets                               $  3,376,708   $  3,474,685


Total Assets                               $133,496,627   $132,290,583


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED BALANCE SHEETS (con't)


                                           March 31,       December 31
                                           1997            1996

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing               $ 17,914,755   $ 21,451,527
           Demand - interest bearing         22,881,862     20,440,276
           Savings                            8,391,232      7,917,814
           Time                              67,689,718     66,883,966
                                           $116,877,567   $116,693,583
Borrowing                                     3,529,779      3,507,279
Accrued expenses and other
 liabilities                                  1,361,342        905,472
Federal funds purchased                         180,000              -


Total Liabilities                          $121,948,688   $121,106,334


Stockholder's Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 March 31, 1997 and December 31, 1996
 - 400,000 and 403,500, respectively       $    400,000   $    403,500
Surplus                                       3,076,331      3,116,581
Undivided profits                             8,183,948      7,675,216
Unrealized gain (loss) on
 securities                                 (   112,340)   (    11,048)

Total Stockholders' Equity                 $ 11,547,939   $ 11,184,249


Total Liabilities and
 Stockholders' Equity                      $133,496,627   $132,290,583

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENT OF INCOME


                                           Three Months   Three Months
                                           Ended          Ended
                                           March 31,      March 31,
                                           1997           1996

Interest Income
Interest and fees on loans                  $ 2,547,193   $  2,172,645
Interest on federal funds sold                  105,755        207,840
Interest on deposits with other
 banks                                           29,776         29,641
Interest on investment securities:
 U. S. Treasury                                  46,598         45,404
 U. S. government agencies                      148,670        142,753
 Mortgage backed securities                      24,727         31,761
 State and political subdivisions                23,198         23,398
 Dividends                                       26,610         22,135

Total Interest Income                      $  2,952,527   $  2,675,577


Interest Expense
Interest on deposits                       $  1,166,615   $  1,141,892
Interest on other borrowings                     70,147         68,973

Total Interest Expense                     $  1,236,762   $  1,210,865

Net Interest Income                        $  1,715,765   $  1,464,712
Provision for loan losses                        16,500         24,000

Net interest income after provisions
 for loan losses                           $  1,699,265   $  1,440,712


Other Operating Income
Service charge on deposit accounts         $    280,057   $    268,476
Commission on insurance                          27,026         16,380
Other income                                     74,957         97,223
Gain (loss) sale of securities                        4    (    20,432)
Computer income                                  34,653              -

Total Other Operating Income               $    416,697   $    361,647

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                CONSOLIDATED STATEMENT OF INCOME (Con't)



                                           Three Months   Three Months
                                           Ended          Ended
                                           March 31,      March 31,
                                           1997           1996

Other Operating Expenses
Salaries                                   $    577,692   $    529,821
Profit sharing and other personnel
 expense                                        107,091         87,592
Occupancy expense                               117,958        110,269
Furniture and fixtures expense                  104,618        120,004
Payroll taxes                                    39,916         35,663
Data processing                                  62,892         48,713
Other operating expenses                        362,658        317,825

Total Other Operating Expenses             $  1,372,825   $  1,249,887

Income before income taxes                 $    743,137   $    552,472
Applicable income taxes                         234,405        177,548


Net income                                 $    508,732   $    374,924

Per share data on weighted average
 outstanding shares
Weighted average outstanding shares             402,838        405,047

Net income per share                       $      1.263   $      .9256

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS


                                           Three Months   Three Months
                                           Ended          Ended
                                           March 31,      March 31,
                                           1997           1996
Cash Flows From Operating Activities:
 Net income                                $    508,732   $    374,924
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                 138,708        156,377
  Provision for loan losses                      16,500         24,000
 Bond portfolio losses (gains)              (         4)        20,432
 Gain on sale of other real estate
  owned                                               -              -
 Increase (decrease) in taxes
  payable                                       196,900        177,548
 Increase (decrease) in interest
  payable                                        49,686         38,940
 Increase (decrease) in other
  liabilities                                   209,284        174,073
 (Increase) decrease in interest
  receivable                                    111,531    (    67,099)
 (Increase) decrease in prepaid
  expenses                                  (    36,425)   (    15,071)
 (Increase) decrease in other assets             17,810    (   275,502)
 Recognition of unearned loan income        (     5,750)   (     7,158)

Net Cash Provided (Used) in Operating
 Activities                                $  1,206,972   $    601,464


Cash Flows From Investing Activities:
 Proceeds from sale of investment
  securities - available for sale          $          -   $  2,406,844
 Proceeds from maturities of investment
  securities - available for sale               126,665      1,846,927
 Proceeds from maturities of investment
  security - held to maturity                   500,223              -
 Purchase of investment securities - AFS    ( 2,097,070)   ( 5,313,102)
 Net loans to customers                     ( 5,700,037)   ( 3,861,592)
 Purchase of premise and equipment          (   188,717)   (    81,316)
 Proceeds from sale of equipment                      -              -
 Proceeds from other real estate owned                -              -
 Purchase of stock - Pineland Bank                    -    ( 1,839,937)
 Purchase of FHLB stock                     (    15,400)   (     1,700)
 Cash received from acquired bank                     -      8,773,744

Net Cash Provided (Used) in Investing
 Activities                                $( 7,374,336)  $  1,929,868


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                     STATEMENT OF CASH FLOWS (Con't)


                                           Three Months   Three Months
                                           Ended          Ended
                                           March 31,      March 31,
                                           1997           1996

Cash Flows From Financing Activities:
 Net increase (decrease) in demand
  deposits, NOW and money market           $( 1,095,186)  $( 1,893,171)
 Net increase (decrease) in savings
  and time deposit                            1,279,170      2,856,961
 Net increase (decrease) in short-term
  borrowings                                     22,500      1,567,646
 Dividends paid                                       -              -
 Redemptions of company stock               (    43,750)   (    21,444)
 Federal funds purchased                        180,000              -

Net Cash Provided (Used) From
 Financing Activities                      $    342,734   $  2,509,992

Net Increase (Decrease) in Cash
 and Cash Equivalents                      $( 5,824,630)  $  5,041,324

Cash and Cash Equivalents at
 Beginning of Year                           20,732,559     18,119,564

Cash and Cash Equivalents at
 End of Period                             $ 14,907,929   $ 23,160,888

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

     During the first quarter of 1997, total assets increased $1,206,044 compared to an increase of $369,047. This increase represents a .91% from January 1, 1997. The banks historically have not increased in assets during the first quarter compared to the remaining parts of the year. The last twelve months have increased at a 6.31% rate. This growth is slightly less than comparable banks in the area, as South Banking Company has not been aggressive in the time deposit market.
Most growth in the area has been as a result of rates paid and has tended to move to the highest bidder South has been aggressive in maintaining its core deposit to counter any deposit runoff without detriment to its interest margins. Loan demand has grown very rapidly compared to asset growth and has been funded internally through liquidation of federal funds sold and other assets as the banks have attempted to maximize higher yielding assets.

     This policy has put a strain on the liquidity of the bank. Historically, liquidity of the bank has been provided from financing activities such as deposit growth. While the bank has refrained from active pursuit of high paying deposits, it is believed that if the banks loan demand continues to grow the opportunity to raise the funds from deposits to provide adequate interest margins exist. In addition, the banks have sufficient lines to purchase federal funds in the event of a short term need. Operational profits remain high and add additional cash flow for liquidity purposes.

     Net income increased by $133,808 for the first quarter, 1997 compared to a decrease of $37,489 for the fist quarter, 1996. The first quarter of 1996 was the initial quarter of Pineland State Bank.
Pineland State Bank suffered a loss during 1996; however, through the efforts of management and employees many changes were made and Pineland State Bank is profitable currently. While the increase has been significant, additional increases are anticipated when all the changes become fully implemented. The major change has been in the improvement of the net interest margins. South continues to have excellant margins as compared to its peer group. This is partly as a result of the policy not to aggressively pursue high paying "hot" deposits. South remains aware of its interest rate sensitivity as the Federal Reserve raises its interest rate and this has a ripple effect down to the bank. The bank is working to maintain its interest rate gap at a point that the volatility of the current interest rate market will not materially affect its margins.

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

     Operating expenses have increased slightly during this period compared to 1996. Expenses for Pineland State Bank in 1996 did not include the first eleven days which would account for a major portion of this increase. The increase remains relatively small with increase scattered through out all areas. This increase is in keeping with inflationary trends in the area.

     Net income has risen to $1.263 per share compared to .9256 for 1996. This continues a trend that has existed for the last few years. The banks continue to monitor the economy and its operation to insure proper actions are taken to counter any changes that might occur. State-wide branching has been approved; however, South has not been affected at this time. Currently one location has a branch under construction by a competitor from an adjoining county. This will cause some market shake up. Management does not expect significant change in its current deposit base.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (27) Financial Data Schedule

         The registrant has not filed any reports on Form 8-K during the three month period ended March 31, 1997.


                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)


Date:  May 9, 1997               By:
                                     Paul Bennett
                                     President

Date:  May 9, 1997               By:
                                     Olivia Bennett
                                     Vice President