Form 10-Q
period 1997-06-30
SOUTH BANKING CO
filed 1997-08-15
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                               FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934



For quarter ended   June 30, 1997    Commission file number   2-71249


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


                                             Yes    X        No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1997.


   Common stock, $1.00 par value - 400,000 shares outstanding

                         SOUTH BANKING COMPANY

                         SOUTH BANKING COMPANY
                          ALMA,      GEORGIA

Part I.  Financial Information

         Consolidated Financial Statements . . . . . . . . . . . .4 - 9

         Notes to Consolidated Financial Statements . . . . . . . .  10

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .11 -14

Part II. Other Information  . . . . . . . . . . . . . . . . . . .15 -16

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                           June 30,       December 31,
                                           1997           1996

                                 ASSETS

Cash and due from banks                    $  7,570,920   $  6,863,559
Deposits in other banks -
 interest bearing                          $  1,280,000   $  1,886,000
Investment securities
 Available for sale                        $ 15,589,491   $ 13,449,288

 Held to maturity                          $  1,861,100   $  2,363,744

Georgia Bankers stock                      $    547,283   $    547,283

Federal Home Loan Bank stock               $    263,000   $    247,600

Federal funds sold                         $  3,004,000   $ 11,983,000

Loans                                      $101,070,727   $ 89,046,526
Less: Unearned discount                     (   139,451)   (   150,457)
Reserve for loan losses                     ( 1,787,752)   ( 1,781,013)

                                           $ 99,143,524   $ 87,115,056

Bank premises and equipment                $  4,046,481   $  3,995,385

Goodwill                                   $    338,913   $    364,983

Other assets                               $  3,688,776   $  3,474,685

Total Assets                               $137,333,488   $132,290,583

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED BALANCE SHEETS (con't)

                                            June 30,       December 31,
                                            1997           1996

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing               $ 18,254,048   $ 21,451,527
           Demand - interest bearing         20,607,032     20,440,276
           Savings                            8,306,543      7,917,814
           Time                              70,042,231     66,883,966
                                           $117,209,854   $116,693,583
Borrowing                                     3,524,404      3,507,279
Accrued expenses and other
 liabilities                                  1,253,048        905,472
Federal funds purchased and securities
 sold under agreements to repurchase          3,210,000              -

Total Liabilities                          $125,197,306   $121,106,334


Stockholder's Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding - January 30
 1997 and December 31, 1996 - 400,000
 and 403,500, respectively                 $    400,000   $    403,500
Surplus                                       3,076,331      3,116,581
Undivided profits                             8,685,259      7,675,216
Unrealized gain (loss) on
 securities                                 (    25,408)   (    11,048)

Total Stockholders' Equity                 $ 12,136,182   $ 11,184,249

Total Liabilities and
 Stockholders' Equity                      $137,333,488   $132,290,583

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENT OF INCOME


                   Three         Three
                   Months        Months        Six Months    Six Months
                   Ended         Ended         Ended         Ended
                   June 30,      June 30,      June 30,      June 30,
                   1997          1996          1997          1996

Interest Income:
 Interest & fees
  on loans         $ 2,652,957   $ 2,395,297   $ 5,200,150   $ 4,567,942
 Interest on federal
  funds sold            70,905       129,956       176,660       337,796
 Interest on deposits
  with other banks      21,116        30,099        50,892        59,740
 Interest on
  investment
  securities:
  U.S. Treasury         48,839        48,360        95,437        93,764
  Mortgage backed
   securities           22,779        64,893        47,506        96,654
  U.S. Government
   agencies            174,212       116,446       322,882       259,199
  State & municipal
   subdivisions         23,198        24,561        46,396        47,959
 Other                   4,653         1,805        31,263        23,940

Total Interest
 Income            $ 3,018,659   $ 2,811,417   $ 5,971,186   $ 5,486,994


Interest Expense:
 Interest on
  deposits         $ 1,217,532   $ 1,136,961   $ 2,384,147   $ 2,278,853
 Interest on other
  borrowings            74,783        73,288       144,930       142,261

Total Interest
 Expense           $ 1,292,315   $ 1,210,249   $ 2,529,077   $ 2,421,114

Net Interest
 Income            $ 1,726,344   $ 1,601,168   $ 3,442,109   $ 3,065,880
Provision for loan
 losses                 31,500        24,000        48,000        48,000

Net interest income
 after provision
 for loan losses   $ 1,694,844   $ 1,577,168   $ 3,394,109   $ 3,017,880

The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               CONSOLIDATED STATEMENT OF INCOME (con't)


                   Three         Three
                   Months        Months        Six Months    Six Months
                   Ended         Ended         Ended         Ended
                   June 30,      June 30,      June 30,      June 30,
                   1997          1996          1997          1996
Other Operating Income:
 Service charge on
  deposit accounts $   303,705   $   301,097   $   583,762   $   569,573
 Commission on
  insurance             31,556         9,096        58,582        25,476
 Other income           97,528       100,302       172,485       197,525
 Gain (loss) on sale
  of securities              9    (      880)           13    (   21,312)
 Computer income        35,881             -        70,534             -
Total Other
 Operating Income  $   468,679   $   409,615   $   885,376   $   771,262

Other Operating Expenses:
 Salaries          $   589,487   $   586,114   $ 1,167,179   $ 1,115,935
 Profit sharing &
  personnel expense    109,873        95,341       216,964       182,933
 Occupancy expense     145,343       137,039       263,301       247,308
 Furniture &
  fixtures expense     168,689       158,539       273,307       278,543
 Payroll taxes          41,068        45,619        80,984        81,282
 Data processing        11,084        16,993        73,976        65,706
 Other operating
  Expenses             350,620       367,618       713,278       685,443

Total Other Operating
 Expenses          $ 1,416,164   $ 1,407,263   $ 2,788,989   $ 2,657,150

Income before
 income taxes      $   747,359   $   579,520   $ 1,490,496   $ 1,131,992
Applicable income
 taxes                 246,048       180,328       480,453       357,876


Net Income         $   501,311   $   399,192   $ 1,010,043   $   774,116

Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares               400,000       403,496       401,419       404,271

Net Income         $      1.25   $       .99  $       2.52  $       1.91

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS


                                            Six Months    Six Months
                                            Ended         Ended
                                            June 30,      June 30,
                                            1997          1996
Cash Flows From Operating Activities:

 Net income                                 $  1,010,043  $    774,116
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                  372,305       297,798
  Provision for loan losses                       48,000        48,000
 Bond portfolio losses (gains)               (        13)            -
 Gain on sale of other real estate
  owned                                                -             -
 Increase (decrease) in taxes
  payable                                        122,641       111,371
 Increase (decrease) in interest
  payable                                        124,688        76,738
 Increase (decrease) in other
  liabilities                                    100,247       118,981
 (Increase) decrease in interest
  receivable                                (    218,786)  (   412,625)
 (Increase) decrease in prepaid
  expenses                                  (     43,929)  (     2,689)
 (Increase) decrease in other
  assets                                          48,624       159,466
 Recognition of unearned loan
  income                                     (    11,006)  (    10,538)

Net Cash Used in Operating Activities       $  1,552,814  $  1,160,618


Cash Flows From Investing Activities:

 Proceeds from sale of investment
  securities - available for sale           $          -  $  3,000,922
 Proceeds from maturities of
  investment securities - available
  for sale                                       160,468     2,590,397
 Purchase of investment securities -
  available for sale                         ( 2,896,170)  ( 7,661,262)
 Net loans to customers                      (12,065,462)  (13,337,858)
 Purchase of premise and equipment           (   318,522)  (   178,460)
 Proceeds from sale of premises
  and equipment                                        -             -
 Proceeds from other real estate owned                 -             -
 Proceeds from maturities of investment
  securities held to maturity                  1,403,385             -


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                     STATEMENT OF CASH FLOWS (Con't)


                                             Six Months    Six Months
                                             Ended         Ended
                                             June 30,      June 30,
                                             1997          1996

Cash Flows From Investing Activities (con't):

Purchase of investment securities
  held to maturity                          $(   398,398) $         -
Purchase stock - Pineland Bank                         -   ( 1,839,937)
 Options to purchase Pineland Bank stock               -             -
 Cash received from acquired bank                      -     8,773,744
Purchase of FHLB stock                       (    15,400)  (     1,700)

Net Cash Used in Investing Activities       $(14,130,099) $( 8,654,154)


Cash Flows From Financing Activities:

 Net increase (decrease) in demand
  deposits, NOW and money market            $( 3,030,723) $( 3,357,669)
 Net increase (decrease) in savings
  and time deposit                             3,546,994     3,022,289
 Net increase (decrease) in borrowings            17,125     1,535,146
 Dividends paid                                                      -
 Redemptions of company stock                (    43,750)  (    21,444)
 Increase in securities sold under
 repurchase agreement                          3,210,000             -
Net Cash Provided (Used) From
 Financing Activities                       $  3,699,646  $  1,178,322

Net Increase (Decrease) in Cash
 and Cash Equivalents                       $( 8,877,639) $( 6,315,214))

Cash and Cash Equivalents at
 Beginning of Year                            20,732,559    18,119,564

Cash and Cash Equivalents at
 End of Period                              $ 11,854,920  $ 11,804,350

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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of South Banking Company and its subsidiaries (the "Company") to meet those needs. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments (Federal funds sold) at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary banks (the "Banks") maintain relationships with correspondent banks which could provide funds to them on short notice, if needed.

     The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at June 30, 1997 were considered satisfactory but on the lower level. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 1997, the Company's and the Banks' capital asset ratios were considered satisfactory based on guidelines established by regulatory authorities. During the three months ended June 30, 1997, total capital increased
$ 588,243 to $ 11,547,939. This increase in capital resulted from net earnings of $ 501,311 million and an increase of $ 86,932 million in unrealized losses on securities available for sale, net of taxes.

     At June 30, 1997, South Banking Company had binding commitments for capital expenditures of approximately $ 250,000. The Company anticipates that approximately $ 500,000 will be required for capital expenditures during the remainder of 1997. Additional expenditures may be required for mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.


Mergers and Acquisitions

     The results of operations for the three months ended June 30, 1997 and 1996 include the operations of the three wholly-owned subsidiary banks held prior to 1996 and the operations of Pineland State Bank, which was acquired January of 1996 in a transaction that was accounted for as a purchase.

Results of Operations

     The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Banks' ability to obtain an adequate spread between the rate earned on interest -earning assets and the rate paid on interest-bearing liabilities.
Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

     The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits and borowings such as Federal funds purchased, securities sold under repurchase agreements and Federal Home Loan Bank advances.


Comparison of Statements of Income

     The net interest margin was 5.94% and 5.68% during the three months ended June 30, 1997 and 1996, respectively, an increase of 26 basis points. This variance is primarily attributable to fluctuations in the average rates charged and fees earned on loans.

     Net interest income was $1,726,340 as compared to $1,601,168 million during the three months ended June 30, 1997 and 1996, respectively, representing an increase of 7.8%.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $31,500 and $24,000 during the three months ended June 30, 1997 and 1996, respectively.

     Following is a comparison of noninterest income for the three months ended June 30, 1997 and 1996.
                                          Three           Three
                                          Months          Months
                                          Ended           Ended
                                          June 30, 1997   June 30,1996

Service charges on deposits               $      303,705  $    301,097
Other service charges, commissions
 & fees                                          129,084       109,398
Other income                                      35,890   (       880)

Total Noninterest Income                  $      468,679  $    409,615

     Total noninterest income for the three months ended June 30, 1997 was $59,064 higher than during the same period in 1996.

     Following is an analysis of noninterest expense for the three months ended June 30, 1997 and 1996.
                                           Three           Three
                                           Months          Months
                                           Ended           Ended
                                           June 30, 1997   June 30,1996

Salaries and employee benefits             $     740,428   $   727,074
Occupancy and equipment expense                  314,032       295,578
Data processing fees                              11,084        16,993
Other expense                                    350,620       367,618

Total noninterest expense                  $   1,416,164   $ 1,407,263

     Total noninterest expense for the three months ended June 30, 1997 was $8,901 higher than during the same period in 1996.

     Salaries and employee benefits for the three months ended June 30, 1997, was $13,354 higher than during the same period in 1996. The increase in salaries and employee benefits resulted from normal increases in salaries and bonuses.

     Data processing fees for the three months ended June 30, 1997 were $ 5,909 lower than during the same period in 1996. Other operating expense for the three months ended June 30, 1997 decreased $16,998 as compared to the same period in 1996.

     Following is a condensed summary of net income during the three months ended June 30, 1997 and 1996.
                                            Three         Three
                                            Months        Months
                                            Ended         Ended
                                            June 30,1997  June 30,1996

Net interest income                         $  1,726,344  $  1,601,168
Provision for loan losses                         31,500        24,000
Other income                                     468,679       409,615
Other expense                                  1,416,164     1,407,263

Income before income taxes                  $    747,359  $    579,520
Applicable income taxes                          246,048       180,328

Net Income                                  $    501,311  $    399,192

     Net income increased $102,119 or 25.58% to $501,311 for the three months ended June 30, 1997 as compared to $399,192 for the three months ended June 30, 1996. As the policies of South Banking Company have been put into place in Pineland State Bank, the net income has increased substantially to account for most of the increase.

Comparison of Balance Sheets

     Total assets increased by $3,836,861 or 2.87% to $137,333,488 at June 30, 1997 from $133,496,627 at March 31, 1997.

     Total earning assets increased by $3,066,159, or 2.56% to $122,665,867 at June 30, 1997 from $119,599,708 at March 31, 1997.

     Total loans, net of the allowance for loan losses, increased by $6,339,181 or 6.83% to $99,143,524 at June 30, 1997 from $92,804,343 at
March 31, 1997.

     Total deposits increased by $332,287 or .3% to $117,209,854 at June 30, 1997 from $116,877,567 at March 31, 1997. Approximately 15.6% and
15.3% of deposits were noninterest-bearing as of June 30, 1997 and March 31, 1997, respectively.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated quarterly based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes require attention. Another factor used in determining the adequacy of the reserve is management's judgment about factors affecting loan quality and assumptions about the local and national economy.

     The allowance for loan losses was 1.76% of total loans outstanding at June 30, 1997 and 1.89% of total loans outstanding at March 31, 1997. Management considers the allowance for loan losses as of June 30, 1997 adequate to cover potential losses in the loan portfolio.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings - No change.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits - None

         (27) Financial Data Schedule

              The registrant has not filed any reports on Form 8-K during the six month period ended June 30, 1997.


                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)




Date: August 15, 1997             By: Paul T. Bennett
                                     Paul T. Bennett
                                     President



Date: August 15, 1997             By: Olivia Bennett
                                     Olivia Bennett
                                     Vice President