Form 10-Q
period 1997-09-30
SOUTH BANKING CO
filed 1997-11-17
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                               FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1997  Commission file number   2-71249


                         SOUTH BANKING COMPANY
        (Exact name of registrant as specified in its charter)


             Georgia                           58-1418696
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)


  104 North Dixon Street, Alma, Georgia                31510
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code   (912) 632-8631



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

                                             Yes    X        No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1997.


   Common stock, $1.00 par value - 399,500 shares outstanding


                         SOUTH BANKING COMPANY

                         SOUTH BANKING COMPANY
                          ALMA,      GEORGIA


Part I.  Financial Information

         Consolidated Financial Statements  . . . . . . . . . . . 4 -10

         Notes to Consolidated Financial Statements . . . . . . . .  11

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .12 -15


Part II. Other Information  . . . . . . . . . . . . . . . . . . . .  16

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       CONSOLIDATED BALANCE SHEETS


                                            September 30, December 31,
                                            1997          1996
                                 ASSETS

Cash and due from banks                     $  5,633,251  $  6,863,559

Deposits in other banks -
 interest bearing                           $  1,280,000  $  1,886,000

Investment securities
  Available for sale                        $ 15,418,831  $ 13,449,288

  Held to maturity                          $  1,610,239  $  2,363,744

Georgia Bankers' stock                      $    547,283  $    547,283

Federal Home Loan Bank stock                $    263,000  $    247,600

Federal funds sold                          $  9,080,000  $ 11,983,000

Loans                                       $102,066,490  $ 89,046,526
Less: Unearned discount                      (   131,798)  (   150,457)
Reserve for loan losses                      ( 1,746,654)  ( 1,781,013)

                                            $100,188,038  $ 87,115,056

Bank premises and equipment                 $  4,328,934  $  3,995,385

Goodwill                                    $    329,785  $    364,983

Other assets                                $  3,663,547  $  3,474,685


Total Assets                                $142,342,908  $132,290,583

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED BALANCE SHEETS (con't)


                                            September 30,  December 31,
                                            1997           1996

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:  Demand - non-interest
                     bearing                $ 18,355,973  $ 21,451,527
           Demand - interest bearing          22,476,657    20,440,276
           Savings                             8,242,421     7,917,814
           Time                               74,676,707    66,883,966
                                            $123,751,758  $116,693,583
Borrowing                                      3,719,200     3,507,279
Accrued expenses and other
 liabilities                                   1,407,512       905,472
Federal funds purchased                          820,000             -

Total Liabilities                           $129,698,470  $121,106,334


Stockholder's Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 1997 and 1996 - 399,500
 and 403,500, respectively                  $    399,500  $    403,500
Surplus                                        3,070,831     3,116,581
Undivided profits                              9,172,542     7,675,216
Unrealized gain (loss) on
 securities                                        1,565   (    11,048)

Total Stockholders' Equity                  $ 12,644,438  $ 11,184,249


Total Liabilities and
 Stockholders' Equity                       $142,342,908  $132,290,583

The accompanying notes are an integral part of these financial statements.
                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENTS OF INCOME


                   Three        Three
                   Months       Months       Nine Months  Nine Months
                   Ended        Ended        Ended        Ended
                   September    September    September    September
                   30, 1997     30, 1996     30, 1997     30, 1996

Interest Income:
 Interest & fees
  on loans         $ 2,820,912  $ 2,539,668  $ 8,021,062  $ 7,107,610
 Interest on federal
  funds sold            86,191       53,007      262,851      390,803
 Interest on deposits
  with other banks      19,926       36,731       70,818       96,471
 Interest on
  investment
  securities:
  U.S. Treasury         55,096       46,282      150,533      140,046
  U.S. Government
   agencies            168,751      145,933      491,633      405,132
  Mortgage backed
   bonds                18,617       28,738       66,123      125,392
  State & municipal
   subdivisions         21,002       24,193       67,398       72,152
 Other                   5,016        1,832       36,279       25,772

Total Interest
 Income            $ 3,195,511  $ 2,876,384  $ 9,166,697  $ 8,363,378


Interest Expense:
 Interest on
  deposits         $ 1,285,488  $ 1,106,414  $ 3,669,635  $ 3,385,267
 Interest on other
  borrowings           103,375       81,159      248,305      223,420

Total Interest
 Expense           $ 1,388,863  $ 1,187,573  $ 3,917,940  $ 3,608,687

Net Interest
 Income            $ 1,806,648  $ 1,688,811  $ 5,248,757  $ 4,754,691
Provision for loan
 losses                 42,000       36,000       90,000       84,000

Net interest income
 after provision
 for loan losses   $ 1,764,648  $ 1,652,811  $ 5,158,757  $ 4,670,691

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                CONSOLIDATED STATEMENTS OF INCOME (con't)


                    Three        Three
                    Months       Months       Nine Months  Nine Months
                    Ended        Ended        Ended        Ended
                    September    September    September    September
                    30, 1997     30, 1996     30, 1997     30, 1996

Other Operating Income:
 Service charge on
  deposit accounts  $   306,675  $   303,303  $   890,437   $  872,876
 Commission on
  insurance              18,949       34,841       77,531       60,317
 Other income            38,488       36,873      210,973      234,398
 Computer processing
  fees                   40,470       34,062      111,004      113,569
Gain (loss) on sale
  of securities             198   (    2,463)         211   (   23,775)

Total Other
 Operating Income   $   404,780  $   406,616  $ 1,290,156  $ 1,257,385


Other Operating Expenses:
 Salaries           $   575,559  $   545,893  $ 1,742,738  $ 1,661,828
 Profit sharing &
  personnel expense     130,493       86,996      347,457      269,929
 Occupancy expense      113,057      129,144      376,358      376,452
 Furniture &
  fixtures expense      116,162       78,449      389,469      356,992
 Payroll taxes           38,612       40,819      119,596      122,101
 Data processing         50,815      114,510      124,791      259,723
 Other operating
  Expenses              429,646      325,256    1,142,924    1,010,699

Total Other Operating
 Expenses           $ 1,454,344  $ 1,321,067  $ 4,243,333  $ 4,057,724

Income before
 income taxes       $   715,084  $   738,360  $ 2,205,580  $ 1,870,352
Applicable income
 taxes                  227,801      230,685      708,254      588,561


Net Income          $   487,283  $   507,675  $ 1,497,326  $ 1,281,791

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                CONSOLIDATED STATEMENTS OF INCOME (con't)


                    Three        Three
                    Months       Months       Nine Months  Nine Months
                    Ended        Ended        Ended        Ended
                    September    September    September    September
                    30, 1997     30, 1996     30, 1997     30, 1996

Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares                399,707      403,496      400,839      404,010


Net Income          $      1.22  $      1.26  $      3.73  $      3.17

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS


                                             Nine Months   Nine Months
                                             Ended         Ended
                                             September     September
                                             30, 1997      30, 1996
Cash Flows From Operating Activities:

 Net income                                  $ 1,497,326   $ 1,281,791
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                  522,418       411,536
  Provision for loan losses                       90,000        84,000
 Bond portfolio gains (losses)                       211    (   23,755)
 Gain on sale of other real estate owned               -             -
 Increase (decrease) in taxes
  payable                                        112,681        99,218
 Increase (decrease) in interest
  payable                                        265,891       190,460
 Increase (decrease) in other
  liabilities                                    123,468       191,417
 (Increase) decrease in interest
  receivable                                 (   332,796)   (  539,493)
 (Increase) decrease in prepaid
  expenses                                        11,035        41,513
 (Increase) decrease in other
  assets                                         116,952    (  361,994)
 Recognition of unearned loan
  income                                          18,659        11,927

Net Cash Used in Operating Activities        $ 2,425,845   $ 1,386,620


Cash Flows From Investing Activities:

 Proceeds from sale of investment
  securities - available for sale            $         -   $ 3,000,922
 Proceeds from maturities of
  investment securities - available
  for sale                                     1,664,314     3,996,714
 Purchase of investment securities -
  available for sale                         ( 4,194,381)  ( 7,833,850)
 Net loans to customers                      (13,181,641)  (17,149,055)
 Purchase of premise and equipment            (  734,689)  (   263,615)
 Proceeds from sale of premises and
  equipment                                            -             -
 Proceeds from maturity of investment
  securities - held to maturity                1,654,696             -
 Purchase of investment securities -
  held to maturity                           (   398,398)            -


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                     STATEMENT OF CASH FLOWS (Con't)


                                             Nine Months   Nine Months
                                             Ended         Ended
                                             September     September
                                             30, 1997      30, 1996
Cash Flows From Investing Activities: (con't)
 Purchase stock - Pineland Bank             $          -  $( 1,839,937)
 Cash received from acquired bank                      -     8,773,744
 Purchase of FHLB stock                      (    15,400)  (     1,700)

Net Cash Used in Investing Activities       $(15,205,499) $(11,316,777)


Cash Flows From Financing Activities:

 Net increase (decrease) in demand
  deposits, NOW and money market            $( 1,059,173)  $(2,296,466)
 Net increase (decrease) in savings
  and time deposits                            8,117,348     3,159,425
 Net increase (decrease) in borrowings           211,921     2,402,646
 Dividends paid                                        -             -
 Redemptions of company stock                 (   49,750)  (    21,444)
 Increase (decrease) in federal
  funds sold                                     820,000             -

Net Cash Provided (Used) From
 Financing Activities                        $ 8,040,346   $ 3,244,161

Net Increase (Decrease) in Cash
 and Cash Equivalents                        $(4,739,308)  $(6,685,996)

Cash and Cash Equivalents at
 Beginning of Period                          20,732,559    18,119,564

Cash and Cash Equivalents at
 End of Period                               $15,993,251   $11,433,568

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

     The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at September 30, 1997 were considered satisfactory but on the lower level. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 1997, the Company's and the Banks' capital asset ratios were considered satisfactory based on guidelines established by regulatory authorities. During the three months ended September 30, 1997, total capital increased $ 508,256 to $ 12,644,438. This increase in capital resulted from net earnings of $ 487,283 and an increase of $ 20,973 in unrealized losses on securities available for sale, net of taxes.

     At September 30, 1997, South Banking Company did not have any binding commitments for capital expenditures. The Company anticipates that approximately $ 100,000 will be required for capital expenditures during the remainder of 1997. Additional expenditures may be required for mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.


Mergers and Acquisitions

     The results of operations for the three months ended September 30, 1997 and 1996 include the operations of the three wholly-owned subsidiary banks held prior to 1996 and the operations of Pineland State Bank, which was acquired January of 1996 in a transaction that was accounted for as a purchase.

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


Comparison of Statements of Income

     The net interest margin was 5.59% and 5.98% during the three months ended September 30, 1997 and 1996, respectively, a decrease of 39 basis points. This variance is primarily attributable to fluctuations in the average rates charged and fees earned on loans.

     Net interest income was $1,806,648 for the three months ended September 30, 1997 as compared to $1,688,811 during the three months ended September 30, 1996, representing an increase of 6.98%.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $42,000 and $36,000 during the three months ended September 30, 1997 and 1996, respectively.

     Following is a comparison of noninterest income for the three months ended September 30, 1997 and 1996.

                                          Three Months    Three Months
                                          Ended           Ended
                                          September 30,   September 30,
                                          1997            1996

Service charges on deposits               $      306,675  $    303,303
Other service charges, commissions
 & fees                                           59,419        68,903
Other income                                      38,686        34,410

Total Noninterest Income                  $      404,780  $    406,616

     Total noninterest income for the three months ended September 30, 1997 was $1,836 lower than during the same period in 1996.

     Following is an analysis of noninterest expense for the three months ended September 30, 1997 and 1996.

                                          Three Months    Three Months
                                          Ended           Ended
                                          September 30,   September 30,
                                          1997            1996

Salaries and employee benefits             $     706,052   $   632,889
Occupancy and equipment expense                  229,219       207,593
Data processing fees                              50,815       114,510
Other expense                                    468,258       366,075

Total noninterest expense                  $   1,454,344   $ 1,321,067

     Total noninterest expense for the three months ended September 30, 1997 was $133,277 higher than during the same period in 1996.

     Salaries and employee benefits for the three months ended September 30, 1997, was $73,163 higher than during the same period in 1996. The increase in salaries and employee benefits resulted from normal increases in salaries and bonuses.

     Data processing fees for the three months ended September 30, 1997 were $63,695 lower than during the same period in 1996. Other operating expense for the three months ended September 30, 1997 increased $102,183 as compared to the same period in 1996. The difference between other expenses and data processing are primarily as a result of classification differences.

     Following is a condensed summary of net income during the three months ended September 30, 1997 and 1996.
                                          Three Months    Three Months
                                          Ended           Ended
                                          September 30,   September 30,
                                          1997            1996

Net interest income                         $  1,806,648  $  1,688,811
Provision for loan losses                         42,000        36,000
Other income                                     404,780       406,616
Other expense                                  1,454,344     1,321,067

Income before income taxes                  $    715,084  $    738,360
Applicable income taxes                          227,801       230,685

Net Income                                  $    487,283  $    507,675

     Net income decreased $20,392 or 4.02% to $487,283 for the three months ended September 30, 1997 as compared to $507,675 for the three months ended September 30, 1996. Expenses for the quarter to assist in the conversion of computer software for all banks accounted for most of the increase in expenses and decrease in net income.


Comparison of Balance Sheets

     Total assets increased by $5,009,420 or 3.65% to $142,342,908 at September 30, 1997 from $137,333,488 at June 30, 1997.

     Total earning assets increased by $3,066,159, or 2.56% to $130,265,843 at September 30, 1997 from $122,665,867 at June 30, 1997.

     Total loans, net of the allowance for loan losses, increased by $1,044,514 or 1.05% to $100,188,038 at September 30, 1997 from
$99,143,524 at June 30, 1997.

     Total deposits increased by $6,541,904 or 5.58% to $123,751,758 at September 30, 1997 from $117,209,854 at June 30, 1997. Approximately 14.8% and 15.6% of deposits were noninterest-bearing as of September 30, 1997 and June 30, 1997, respectively.

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

     The allowance for loan losses was 1.71% of total loans outstanding at September 30, 1997 and 1.76% of total loans outstanding at June 30, 1997. Management considers the allowance for loan losses as of September 30, 1997 adequate to cover potential losses in the loan portfolio.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings - No change.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits - None

         (27) Financial Data Schedule

              The registrant has not filed any reports on form 8-K during the nine month period ended September 30, 1997.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)




Date: 11-14-97                       By: PAUL T. BENNETT
                                         Paul T. Bennett
                                         President


Date: 11-14-97                       By: OLIVIA BENNETT
                                         Olivia Bennett
                                         Vice President