Form 10-K
period 1997-12-31
SOUTH BANKING CO
filed 1998-03-30
CIK 351566

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1997
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the most recent practicable date.

             Class                    Outstanding at February 28, 1998
Common stock $1.00 par value per                 399,500
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


The Banks

     The Banks operate full service banking business in Bacon, Appling, Candler and Camden Counties, Georgia, providing such customary banking services as checking and savings accounts, various other types of time deposits, safe deposit facilities and money transfers. The Banks also finance commercial and agricultural transactions, make secured and unsecured loans, and provide other financial services to its customers. The Banks do not conduct trust activities. On December 31, 1996, Alma Bank and Peoples Bank ranked, on the basis of total deposits, as the smaller of the two banks in Bacon and Appling Counties and the 253rd and 276nd largest banks among 344 banks in Georgia, Citizens Bank, one of five banking operations in Camden County, ranked the 333rd largest bank among 344 banks in Georgia and Pineland Bank, one of three banking operations in Metter, Georgia ranked the 316th largest bank among 344 banks in Georgia, Sheshunoff's Banks of Georgia (1996 edition).

     The Banks make and service both secured and unsecured loans to individuals, firms and corporations. Commercial lending operations include various types of credit for the Banks' customers. The Banks' installment loan departments make direct loans to individuals and, to a limited extent, purchase installment obligations from retailers both with and without recourse. The Banks make a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing. Each bank has established desired mixes of real estate, commercial, agricultural and consumer lending depending upon activities within the local area. The ratios are established in accordance with risk diversification goals. All banks are located in small rural areas with low to moderate income levels.
The banks primarily look to real estate lending as a major portion of portfolio. Real estate values have remained fairly stable over the past few years to give stability to lending activities. Loan to value ratios are maintained in the 60% to 80% level for various real estate lending. Loan to value ratio of non real estate loans vary from 50% for the inventory or receivables to 90% for vehicles and other consumer lending. The economy of the area remains fairly constant without great fluctuation. The national economy will effect the area primarily in the timber and other agricultural products; however, the movement is not as wide locally as national movement indicates. Citizens Bank, Pineland Bank and Peoples Bank act as agents for another bank in offering "Master Card" and "VISA" credit cards to its customers and does not assume the credit risk on these transactions. Alma Bank offers "Master Card" credit cards to its customers.

     At December 31, 1997, the Banks had correspondent relationships with 17 other commercial banks. These correspondent banks provide certain services to the banks such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for the services, the Banks maintain certain balances with its correspondents in noninterest bearing accounts.

Employees

     On December 31, 1997, the Registrant and its subsidiaries had 81 full-time and 17 part-time employees. The Registrant is not a party to any collective bargaining agreement and employee relations are deemed to be good.

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

Payment of Dividends and Other Restrictions

     South is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations under Federal and state law on the extent to which South's subsidiaries can pay dividends or otherwise supply funds to South.

     The principal source of South's cash revenues is dividends from its subsidiaries and there are certain limitations under Federal and state laws on the payment of dividends by such subsidiaries. The prior approval of the FRB or the Georgia Department of Bankers, as the case may be, is required if the total of all dividends declared by any state member bank of the Federal Reserve System in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The relevant Federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include South and the Subsidiary Banks from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute such an unsafe or unsound practice.

     Under Georgia law, the prior approval of the DBF is required before any cash dividends may be paid by a state bank if: (i) total classified assets at the most recent examination of such bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of such bank; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; or (iii) the ratio of equity capital to adjusted total assets is less than 6%.

     In addition, the Banks are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, South.
Furthermore, loans and extensions of credit are also subject to various collateral requirements.

Capital Adequacy

     The FRB has adopted risk-based capital guidelines for bank holding companies. The minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital is to be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of perpetual preferred stock, less goodwill ("Tier I Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

     In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines for a minimum ratio of Tier I Capital to total assets, less goodwill (the "Leverage Ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a "tangible Tier I capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

     Effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a Bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with less amounts of capital.

     The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (i) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (ii) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%, (iii) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (iv) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (v) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.
The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

     The downgrading of an institution's category is automatic in two situations: (i) whenever an otherwise well-capitalized institution is subject to any written capital order or directive; and (ii) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The Federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower level based on safety and soundness considerations relating to factors other than capital levels.

     All insured institutions regardless of their level of capitalization are prohibited by the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Act") from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC Act and the agencies' regulations relating to deposit insurance assessments, brokered deposits and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized.

     Under the FDIC's regulations, all of the Subsidiary Banks are "well capitalized" institutions.

     The written policies of the Georgia Department of Banking and Finance (the "DBF") require that state banks in Georgia generally maintain a minimum ratio of primary capital to total assets of 6.0%. At December 31, 1997, the Banks were in compliance with these requirements. In addition, the DBF is likely to compute capital obligations in accordance with the risk-based capital rules while continuing to require a minimum absolute level of capital.

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


Support of Subsidiary Bank

     Under the FRB policy, South is expected to act as a source of financial strength to, and to commit resources to support, each of the Subsidiary Banks. This support may be required at times when, absent such FRB policy, South may not be inclined to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     As a result of the enactment of Section 206 of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") on August 9, 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulator assistance.

FDIC Insurance Assessments

     The Subsidiary Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). Since 1989, the annual FDIC deposit insurance assessments increased from $.083 per $100 of deposits to a minimum level of $.23 per $100, an increase of 177 percent. The FDIC implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average of $.259 per $100 of deposits.

     On August 8, 1995, the FDIC lowered the BIF premium for "healthy" banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On November 14, 1995, the FDIC again lowered the BIF premium for "healthy" banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). All of the Subsidiary Banks are insured under the BIF fund and it is expected that they will be required to pay only the legally required annual minimum payments during 1998.

Recent Legislative and Regulatory Action

     On April 19, 1995, the four Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulations contains three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals; (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas; and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures were scheduled to begin for institutions with assets of less than $250 million.

     It is unclear what effect, if any, these regulations will have on South and the Subsidiary Banks. Congress and various Federal agencies (including Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

     On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (i) over evidence of discrimination, when a lender blatantly discriminates on a prohibited basis; (ii) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person; and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

     On September 23, 1994, President Clinton signed the Reigle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements. On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amended Federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and to permit any interstate bank holding company to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or, alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On september 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Bill.

     In February 1996, the Georgia legislature adopted the "Georgia Interstate Branching Act," which permitted Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branch banks on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo bank branches which may be established will no longer be limited.

Monetary Policy

     The earnings of South are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

     The FRB has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve Bank include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The FRB also conducts open market transactions in United States government securities.

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

     Provisions that especially affect financial institutions included market to market Accounting for Securities. The Tax Act requires that securities that are inventory in the hands of a dealer be inventoried at fair market value (market to market). For the purposes of these rules, "securities" and a "dealer" are defined more broadly than under prior law. A "dealer" is any person who either regularly purchases securities from or sells securities to customers in the ordinary course of business or regularly offers to enter into, assume, offset, assign or otherwise terminate positions in securities with customers in the ordinary course of a trade or business. Banks have been determined to qualify as a dealer under the new definitions. Unless securities are properly identified as held for investment, all inventory will be required to be market to market.

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

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIALS

A. The condensed average balance sheets for the periods indicated are presented below.
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1997          1996          1995
                                             (In Thousands)
ASSETS
Cash and due from banks        $     8,723   $     5,421   $     4,348
Cash in bank - interest
 bearing                             1,412         2,138           827
Taxable investment securities       12,026        14,598         8,518
Nontaxable investment securities     1,833         1,947         1,055
Others                                 833           556           273
Federal funds sold and
 securities purchased under
 agreements to resell                7,202         9,593         8,023
Loans - net                         96,657        84,023        60,641
Other assets                         7,944         7,523         5,968

Total Assets                   $   136,630   $   125,799   $    89,653
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1997          1996          1995
                                             (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: Demand - non-interest
           bearing             $    18,052   $    17,379   $    13,446
     Demand - interest bearing      21,118        20,380        15,211
     Savings                         8,327         7,903         6,675
     Time                           72,070        64,401        42,838
Total Deposits                 $   119,567   $   110,063   $    78,170
Federal funds purchased                507           343             7
Other borrowed funds                 3,614         3,741         1,545
Other liabilities                    1,102           888           408

Total Liabilities              $   124,790   $   115,035   $    80,130
Shareholders' equity                11,840        10,764         9,523

Total Liabilities and
 Shareholders' Equity          $   136,630   $   125,799   $    89,653

B. Interest Rates. The tables below show for the periods indicated the average amount outstanding for major categories of interest earning assets and interest bearing liabilities; the average interest rates earned or paid; the interest income and expense earned or paid thereon; net interest earnings and the net yield on interest-earning assets. (1)

                                    Year Ended December 31, 1997
                               Average        Yield/
                               Balance        Interest       Rate
ASSETS                                    (In Thousands)
Cash in banks - interest
 bearing                       $     1,412    $       92          6.50%
Loans                               96,657        10,770         11.14
Taxable investments                 12,026           941          7.82
Non-taxable investments              1,833            90          4.91
Other                                  833            42          5.04
Federal funds sold and
 securities purchased
 under agreements to resell          7,202           393          5.54

Total Interest-bearing assets  $   119,963   $    12,328         10.28%

LIABILITIES
Demand - interest bearing      $    21,118   $       720          3.41%
Savings deposits                     8,327           258          3.10
Other time deposits                 72,070         4,074          5.65
Other borrowing                      3,614           305          8.44
Federal funds purchased                507            30          5.91

Total Interest-Bearing
 Liabilities                   $   105,636   $     5,387          5.10%

Net interest earnings                        $     6,941

Net yield on interest earning assets                              5.18%

                                    Year Ended December 31, 1996
                               Average        Yield/
                               Balance        Interest       Rate
ASSETS                                    (In Thousands)
Cash in banks - interest
 bearing                       $     2,138    $      119          5.57%
Loans                               84,023         9,479         11.28
Taxable investments                 14,598           879          6.02
Non-taxable investments              1,947            95          4.88
Other                                  556            28          5.04
Federal funds sold and
 securities purchased
 under agreements to resell          9,593           506          5.27

Total Interest-bearing assets  $   112,855   $    11,106          9.84%

LIABILITIES
Demand - interest bearing      $    20,380   $       579          2.84%
Savings deposits                     7,903           231          2.92
Other time deposits                 64,401         3,703          5.75
Other short term borrowing           3,741           292          7.81
Federal funds purchased                343            18          5.25

Total Interest-Bearing
 Liabilities                   $    96,768   $     4,823          4.98%

Net interest earnings                        $     6,283
Net yield on interest earning assets                              4.86%

                                     Year Ended December 31, 1995
                               Average        Yield/
                               Balance        Interest       Rate
ASSETS                                    (In Thousands)
Cash in banks - interest
 bearing                       $       827    $       41          4.96%
Loans                               60,641         6,996         11.54
Taxable investments                  8,518           513          6.02
Non-taxable investments              1,055            59          5.59
Other                                  273            10          3.66
Federal funds sold and
 securities purchased
 under agreements to resell          8,023           472          5.88

Total Interest-bearing assets  $    79,337   $     8,091         10.20%

LIABILITIES
Demand - interest bearing      $    15,211   $       407          2.68%
Savings deposits                     6,675           182          2.73
Other time deposits                 42,838         2,580          6.02
Other short term borrowing           1,545           144          9.32
Federal funds purchased                  7             1           N/A

Total Interest-Bearing
 Liabilities                   $    66,276   $     3,314          5.00%

Net interest earnings                        $     4,777
Net yield on interest earning assets                              5.20%

(1) Note: Loan fees are included for rate calculation purposes. Loan fees included in interest amounted to approximately $732,852 in 1997, $723,885 in 1996 and $464,456 in 1995. Non accrual loans have been included in the average balances.

C. Interest Differentials. The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.

1997 compared to 1996
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
Interest earned on:                       (In Thousands)
Cash in banks - interest
 bearing                       $(       40)  $        13   $(       27)
Loans                                1,426    (      135)        1,291
Taxable investments             (      155)          217            62
Nontaxable investments          (        6)            1     (       5)
Other                                   14             -            14
Federal funds sold and
 securities purchased under
 agreement to resell            (      126)           13     (     113)

Total Interest-Earning Assets  $     1,113   $       109   $     1,222

Interest paid on:
 NOW deposits                  $        22   $       119   $       141
 Savings deposits                       12            15            27
 Other time deposits                   443    (       72)          371
 Other borrowing                (       10)           23            13
 Federal funds purchased                 9             3            12

Total Interest-bearing
 Liabilities                   $       476   $        88   $       564

Net Interest Earnings          $       637   $        21   $       658

(1) The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to average balances outstanding in the later year.

1996 compared to 1995
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
Interest earned on:                       (In Thousands)
Cash in banks - interest
 bearing                       $        65   $        13   $        78
Loans                                2,698    (      215)        2,483
Taxable investments                    366             -           366
Nontaxable investments                  50    (       14))          36

1996 compared to 1995 (con't)
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
                                            (In Thousands)
Other                          $        10   $         8   $        18
Federal funds sold and
 securities purchased under
 agreement to resell                    92    (       58)           34

Total Interest-Earning Assets  $     3,281   $(      266)  $     3,015

Interest paid on:
 NOW deposits                  $       139   $        33   $       172
 Savings deposits                       34            15            49
 Other time deposits                 1,298    (      175)        1,123
 Other borrowing                       205    (       57)          148
 Federal funds purchased                17             -            17

Total Interest-bearing
 Liabilities                   $     1,693   $(      184)  $     1,509

Net Interest Earnings          $     1,588   $(       82)  $     1,506

(1) The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to average balances outstanding in the later year.

1995 compared to 1994
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
Interest earned on:                       (In Thousands)
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

II.  INVESTMENT PORTFOLIO

A. Types of Investments The carrying amounts of investment securities at the dates indicated are summarized as follows:

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1997          1996          1995
                                           (In Thousands)
U. S. Treasury and other
 U. S. government agencies
 and corporations              $    13,892   $    12,381   $     7,634
State and political
 subdivisions (domestic)             1,976         1,888         1,921
Mortgage backed securities           1,080         1,544         1,897

Totals                         $    16,948   $    15,813   $    11,452

B. Maturities The amounts of investment securities in each category as of December 31, 1997 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, (4) after ten years.

                    U. S. Treasury
                    and Other U. S.
                    Government        State
                    Agencies and      and Political     Mortgage Backed
                    Corporations      Subdivisions      Securities
                             Average           Average
                             Yield             Yield             Average
                    Amount   (1)      Amount   (1)(2)   Amount   Yield
Maturity:
One year or less    $ 1,797     5.27% $    35    10.64% $    43     8.37
After one year
 through five years  10,991     6.16      896     6.48      707     6.10
After five years
 through ten years    1,091     6.76      400     7.62        -        -
After ten years           -        -      599     7.43      320     7.03

Totals              $13,879     6.09% $ 1,930     7.09% $ 1,070     6.46%

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

III.  Loan Portfolio

  A. Types of Loans The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan.

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1997          1996          1995
                                    (In Thousands)
Commercial, financial and
 agricultural                  $    29,728   $    19,565   $    14,592
Real estate - mortgage              52,544        53,813        36,426
Real estate - construction           6,968         3,798         1,767
Installments                        17,285        11,870         8,932
                               $   106,525   $    89,046   $    61,717
Less - unearned income                 149           150            82
       Reserve for possible
        losses                       1,822         1,781           994

Total Loans                    $   104,554   $    87,115   $    60,641

B. Maturities and Sensitivity to Changes in Interest Rates The amount of total loans by category outstanding as of December 31, 1997 which, based on remaining repayments of principal, are due in (1) one year or less, (2) more than one year but less than five and (3) more than five years are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.
                                  Maturity Classification
                                 Over One
                   One Year      Through       Over
                   or Less       Five Years    Five Years    Total
                                      (In Thousands)
Types of Loans
Commercial,
 financial and
 agricultural      $    18,857   $    10,871   $         -   $   29,728
Real estate
 mortgage               38,005         6,872         7,667       52,544
Real estate
 construction            6,968             -             -        6,968
Installment              6,164        11,121             -       17,285

Total loans due
 after one year
 with:
 Predetermined
  interest rate                       27,545
 Floating interest
  rate                         Not available

C. Nonperforming Loans The following table presents, at the dates indicated, the aggregate amounts of nonperforming loans for the categories indicated.
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1997          1996          1995
                                     (In Thousands)
Loans accounted for on a
 non-accrual basis             $       311   $       553   $        46

Loans contractually past
 due ninety days or more
 as to interest or principal
 payments                              760           226           276

Loans, the terms of which
 have been renegotiated to
 provide a reduction or
 deferral of interest or
 principal because of a
 deterioration in the financial
 position of the borrower               36            35             -

Loans now current about which
 there are serious doubts as
 to the ability of the borrower
 to comply with present loan
 repayment terms                         -             -             -

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

E.  Rate Sensitivity Analysis
                              SOUTH BANKING COMPANY
                                DECEMBER 31, 1997

                                       +------Interest Sensitive-----+
                                       0 -        91 -       181 -
                                       90 Days    180 Days   365 Days
                                     (Thousands of Dollars)
Earning Assets:
 Loans                                 $  56,590  $   5,068  $   8,361
 Investment securities                     1,485         42        410
 Interest bearing deposits                   785         99        297
 Federal funds sold and
  securities purchased under
  agreement to resell                      9,890          -          -

Total Earning Assets                   $  68,750  $   5,209  $   9,068

Supporting Sources of Fund
 Savings                               $   8,669  $       -  $       -
 Money market and NOW                     21,997          -          -
 Other time deposits                      20,858     10,428     26,594
 CD's - $100,000 or more                   3,698      5,315      7,008
 Other borrowings                          3,347          -          -

Total Interest Bearing
 Deposits                              $  58,569  $  15,743  $  33,602

Demand deposits and other funds
 supporting earning assets -
 non interest earning                  $       -  $       -  $       -

Total Supporting Sources
 of funds                              $  58,569  $  15,743  $  33,602

Interest Sensitive - interest
 earning assets less interest
 bearing liabilities                   $  10,181  $( 10,534) $( 24,534)

Cumulative interest rate sensitivity
 gap                                   $  10,181  $(    353) $( 24,887)

Interest rate sensitivity gap ratio         1.17        .33        .27

Cumulative interest rate sensitivity
 gap ratio                                  1.17        .99        .77

     5 Years                Total


     $  28,864              $ 106,525
        12,878                 16,947
            99                  1,280


             -                  9,890

     $  41,841              $ 134,642


     $       -              $   8,669
             -                 21,997
         2,005                 62,685
         1,000                 17,021
             -                  3,347


     $   3,005              $ 113,719



     $       -              $  22,230


     $   3,005              $ 135,949



     $  38,836              $(  1,307)


     $  13,949              $(  1,307)


        1392.3                    .99


          1.12                    .99


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

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1997          1996          1995
                                          (In Thousands)
A.  Average amount of loans
     outstanding               $    96,657   $    84,023   $    60,641
B.  Balance of reserve for
     possible loan losses at
     beginning of period       $     1,781   $       994   $       975
C.  Loans charged off:
     Commercial, financial
      and agricultural         $        44   $        57   $        45
     Real estate - mortgage            123            30             -
     Installments                       97           172           144

                               $       264   $       259   $       189
D.  Recoveries of loans
     previously charged off:
     Commercial, financial
      and agricultural         $        34   $       161   $         7
     Real estate                         8            68            46
     Installment                        83            45            93

                               $       125   $       274   $       146
E.  Net loans charged off
     during period             $       139   $(       15)  $        43
    Additions to reserve
     charged to operating
     expense during period (1) $       180   $       201   $        62
    Addition from bank
     acquisition                         -           571             -

                               $       180   $       772   $        62
F.  Balance of reserve for
     possible loan losses at
     end of period             $     1,822   $     1,781   $       994
G.  Ratio of net loans charged
     off during the period to
     average loans outstanding        .014    (     .002)         .070

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

V.  Deposits

A. Average deposits, classified as demand deposits, savings deposits and time certificates of deposit for the periods indicated are presented below:
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1997          1996          1995
                                           (In Thousands)
Demand deposits                $    18,052   $    17,379   $    13,446
NOW deposits                        21,118        20,380        15,211
Savings deposits                     8,327         7,903         6,675
Time certificates of deposits       72,070        64,401        42,838

Total Deposits                 $   119,567   $   110,063   $    78,170

B. The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1997 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

Three months or less                                       $     3,968
Over three through six months                                    5,045
Over six through twelve months                                   7,008
Over twelve months                                               1,000

Total                                                      $    17,021

VI.  Return on Assets and Shareholders' Equity

     The following rate of return information for the periods indicated is presented below:
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1997          1996          1995
Return on assets (1)                  1.13%         1.14%         1.28%
Return on equity (2)                 13.06         13.29         12.08
Dividend payout ratio (3)            15.54         15.54         19.37
Equity to assets ratio (4)            8.67          8.56         10.62

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

     Peoples Bank's main banking office is located at Comas and E. Parker Streets, Baxley, Georgia 31513. The building, containing approximately 7,800 square feet of usable office and banking space, and the land, approximately 2.5 acres, are owned by the Peoples Bank. The Bank does not have branches.

     Pineland Bank's main banking office is located at 257 North Broad Street, Metter, Georgia 30439. The building, containing approximately 10,000 square feet of usable office and banking space, and the land, approximately 1 acre, are owned by the Pineland Bank. The Bank does not have branches currently but is in the process of constructing a bank on leased property.

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

(b) As of March 1, 1998, there were approximately 480 holders of record of the Registrant's common stock.

(c) The Registrant paid an annual dividend on its common stock of $.60 per share for a total of $239,681 for fiscal 1997.

Item 6.  Selected Financial Data

                                 Years Ended December 31,
                  1997       1996       1995       1994       1993
                                     (In Thousands)

Total Assets      $ 149,895  $ 132,291  $  97,175  $  84,477  $  78,911

Operations:
 Interest income  $  12,328  $  11,107  $   8,090  $   6,568  $   5,982
 Interest expense     5,387      4,823      3,314      2,269      2,135

Net Interest
 Income           $   6,941  $   6,284  $   4,776  $   4,299  $   3,847
Provision for
 loan losses            179        202         62         53        118
Net interest
 income after
 provision for
 loan losses      $   6,762  $   6,082  $   4,714  $   4,246  $   3,729
Other income      $   1,569  $   1,596  $   1,371  $   1,264  $   1,251
Other expenses    $   6,017  $   5,586  $   4,345  $   4,116  $   3,765
Income before
 income taxes     $   2,314  $   2,092  $   1,740  $   1,394  $   1,215
Federal Income
 taxes            $     768  $     662  $     590  $     405  $     287
Net income before
 extraordinary
 items            $   1,546  $   1,430  $   1,150  $     989  $     928
Extraordinary
 items            $       -  $       -  $       -  $       -  $       -

Net income        $   1,546  $   1,430  $   1,150  $     989  $     928

Per Share Data:
 Income after
  extraordinary
  items           $    3.86  $    3.54  $    2.84  $    2.44  $    2.27
 Net income       $    3.86  $    3.54  $    2.84  $    2.44  $    2.27
 Dividends
  Declared        $     .60  $     .55  $     .55  $     .55  $     .55
 Book value       $   31.28  $   27.72  $   24.79  $   22.20  $   20.50

Profitability Ratios
 Net income to
 average total
 assets                1.13%      1.14%      1.28%      1.19%      1.16%
Net income to average
 stockholders'
 equity           $   13.06  $   13.29  $   12.08  $   11.22  $   11.66
Net interest
 margin           $    5.18  $    4.86  $    5.20  $    5.21  $    4.99

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

     South's total assets increased to $149,894,560 at year end 1997 from $132,290,583 at year end 1996. This growth represents a 13.30% increase in 1997 compared to 5.67% increase in 1996. The increase is attributable to normal growth within the banking area with limited entry into competitive situations for large deposits. South was able to maintain rates at a level which minimizes net interest margin decline. South continues to be aggressive in the markets it operates for good core deposits. Loan demand continues to be strong with loans increasing $17,478,696 in 1997. Loan demand continues to be strong as evidenced by the 19.6% internal growth in loans. The banks continue to look for good quality loans as loans represent the highest yielding asset on the bank's books. The rural economy of the bank's market area has been stable for the past three years allowing the bank to place good quality loans on the books. Classified loans for regulatory purposes remain at low levels and do not represent any trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity on capital resources or represents material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan payment terms.

     South's investment portfolio, including certificate of deposits in other banks, increased to $18,227,557 from $17,699,032. The small increase of $528,525 from operation is an indication of the loan demand of the banks and the desire of the banks to utilize the assets of South in the highest yielding manner available to the banks without creating liquidity problems. South has maintained adequate federal funds sold and investments available for sale to sufficiently maintain adequate liquidity. South's securities are primarily short term of three years or less in maturity enabling South to better monitor the rate sensitivity of these assets. Unrealized gain and losses on this portfolio is not material to the statement as South maintains a slight unrealized gain of $43,781.

     As the primary source of funds, aggregate deposits increased by $15,908,509 in 1997 compared to $32,148,126 in 1996. The 1996 increase includes $25,055,325 acquired in the Pineland State Bank acquisition and an operational increase of $7,092,801. This represents a 13.63% increase for the year compared to a 6.47% increase in 1996. This illustrates the efforts of the banks to maintain good core deposit growth and reach the higher paying time certificates. Rates have not fluctuated much during the year as most of the bank's market has helped the bank remain competitive without drastically reducing the net interest margin. One of the markets will experience new competition in 1998 which could have some impact on time certificate rates; however, management does not anticipate any major shifting of deposits.

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

     Marketable investment securities, particularly those of shorter maturities, and federal funds sold are the principal sources of asset liquidity. Securities maturing in one year or less amounted to $1,875,596 and federal funds sold with daily maturities amounted to $10,040,000 at year end 1997, a decrease from prior years as the loan demand continues. Maturing loans and certificates of deposits in other banks are other sources of liquidity.

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

     Interest rate sensitivity varies with different types of interest-earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to prime differ considerably from long-term investment and fixed rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest sensitive than passbook savings and long-term capital notes. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earning assets over interest-bearing liabilities. An interest rate sensitivity table is included elsewhere in document, and it shows the interest sensitivity gaps for different time intervals as of December 31, 1997. The first 30 days there is an excess of interest-bearing assets over interest-bearing liabilities. South becomes more sensitive to interest rate fluctuations on a short time period. While the cumulative gap declines with each time interval, South remains with a manageable position.

Capital Resources

     South does not presently have commitments for significant capital expenditures. However, there are regulatory constraints placed on South's capital.

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

Results of Operations
                         1997 Compared to 1996

     Net interest income remains an effective measurement of how well management has balanced the South's interest rate sensitive assets and liabilities. Net interest income increased by $657,643. The increase of 10.46% compared to a 7.8% increase in 1996. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. Management continues its policy of not soliciting high interest deposits and was able to maintain stable cost of funds. The shifting of assets and liabilities was necessary to maintain level of net interest income as net interest yield increased to 5.20% from 4.96%. With the low interest rate currently in the market and South's current interest rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities although this is difficult without rate adjustments upward.

     The provision for loan loss was $1,821,680 in 1997 compared to $1,781,013 in 1996. The provision for loan losses has been sufficient to increase the allowance for loan losses each year. During the year 1997, loan loss were held to low levels as management continues to work its loan portfolio to minimize charge-offs and place maximum efforts to collect previously charged off.

     Other income, decreased slightly from the prior year. Service charges increased in 1997 compared to 1996. Additionally, a small loss on securities occurred in 1997 on early calls. A loss on sale of equipment from the computer center during a conversion accounts for the decline in other income in 1997.

     Operating cost grew at a rate of 7.72%. The increases are primarily personnel related as bank works hard at controlling cost. Decrease in FDIC fees and increased data processing efficiency help maintain cost levels.

     Income tax expense was $767,811 in 1997 or 33.1% of net income compared to $662,078 in 1996 or 31.6% of net income. The nondeductible cost attributable to the 1996 acquisition of Pineland Bank accounts for the higher tax rate.

     Results of operations can be measured by various ratio analysis. Two widely recognized performance indicators are the return on average equity and the returns on average assets. South's return on equity increased from 11.66% to 13.06%. The return on assets decreased from 1.16% to 1.13%. These levels are within peer group ranges of some other bank holding companies, management believes that 1998 can obtain comparable ratios despite increased competition.

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

Distribution of Nonperforming Assets
                                        1997       1996       1995
                                                (In Thousands)
Non accrual loans                       $    311   $    553   $     66
Past due 90 days still accruing              760        226        276
Other real estate (ORE)                      122        346        283

                                        $  1,193   $  1,125   $    625
Nonperforming loans to year
 end loans                                  1.00%       .87%       .54%
Nonperforming assets to year
 end loan and ORE                           1.11%      1.26%      1.00%

     The ratio of nonperforming assets has increased since 1994. A slight increase occurred as ORE sales declined and a subsequent foreclosure has increased the ORE in 1994 and 1996. This increase is attributed to management's early review system to grasp problems before they become unmanageable. Management continues to work on nonperforming assets to further reduce this ratio.

Regulatory Matters

     During the year 1997, federal and state regulatory agencies completed asset quality examinations at the South's subsidiary banks. The South's level and classification of identified potential problem loans was not revised significantly as a result of this regulatory examination process.

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

     In October 1995, the FASB issued Statement of Financial Accounting Standard No. 124 relating to accounting standards for stock based employer compensation plans. This FASB is effective for the 1996 year; however, South does not have any stock based compensation plans and does not have any plans to enact such a plan in the future.

Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Registrant and its subsidiaries are included on pages F-1 through F-37 of this Annual report on Form 10-K.

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Income - Years ended December 31, 1997,
       1996 and 1995

     Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995

     Consolidated Statement of Cash Flow - Year ended December 31, 1997,
      1996 and 1995

     Notes to Consolidated Financial Statements


Item 9.  Disagreement on Accounting and Financial Disclosures

     Not applicable.

Part III.

Item 10. Directors and Executive Officers of the Registrant

     The Directors and Executive Officers of the Registrant and their respective ages, positions with the Registrant, principal occupation and Common Stock of the Registrant beneficially owned as of March 1, 1998 are as follows:
                                               Director
                                              (Officer) of  # of shares
                           Position with       Registrator  Owned
                           Registrant          of one of    Beneficiary
                           & Principal         the Banks    (Percent of
Name (Age)                 Occupation          Since        Class)

Paul T. Bennett (42)       President,           1978(1)(2)       18,543
                            Treasurer and              (3)    (  4.64%)
                            Director; Vice             (4)
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

Item 10. Directors and Executive Officers of the Registrant (con't)

                                               Director
                                              (Officer) of  # of shares
                           Position with       Registrator  Owned
                           Registrant          of one of    Beneficiary
                           & Principal         the Banks    (Percent of
Name (Age)                 Occupation          Since        Class)

Olivia Bennett (78)        Executive Vice       1969(1)(2)      186,493
                            President, Secretary       (3)   (  46.68%)
                            and Director; Chairman
                            and Director, Alma
                            Bank; Director,
                            Banker's Data Services;
                            Chairman of Board,
                            President, Citizens Bank;
                            Director, Peoples Bank

Lawrence Bennett (50)      President and        1987(1)(2)       11,897
                            Director, Alma             (4)    (  2.98%)
                            Bank; Director,
                            Banker's Data Services;
                            Director, Peoples
                            Bank, Baxley; Director
                            Peoples Bank, Lyons

Charles Stuckey (50)       Director; Executive    1990(3)           358
                            Vice President,                    (   .1%)
                            Peoples Bank; Director,
                            Banker's Data
                            Services

James W. Whiddon (53)      Director; Executive     1989(2)           66
                            Vice President and                 (    -%)
                            Director, Citizens
                            Bank; Director,
                            Banker's Data Services

Kenneth F. Wade (55)       Director; Executive     1980(1)        4,779
                            Vice President, Director           ( 1.19%)
                            and Cashier, Alma Bank;
                            Director, Banker's
                            Data Services

John Rogers (50)           Director, Executive     1996(4)            -
                            Vice President, Pineland
                            State Bank; Director;
                            Banker's Data Service
(1) Director of Alma Bank
(2) Director of Citizens Bank
(3) Director of Peoples Bank
(4) Director of Pineland State Bank

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

                                                Long-Term Compensation
                   Annual Compensation          Awards           Payouts

(A)       (B)  (C)      (D)     (E)       (F)        (G)     (H)     (I)
                                Other                                All
Name and                        Annual    Restricted                 Other
Principal                       Compen-    Stock    Options/ LTIP    Compen-
Position  Year Salary   Bonus   sation (2) Award     SARS #  Payouts sation
Valene
Bennett
CEO       1997 $      - $     -  $       - $       - $     - $     - $    -
          1996        -       -          -         -       -       -      -
          1995   72,486       -      8,985         -       -       -      -
          1994   83,582       -     11,795         -       -       -      -
          1993   80,346       -     11,900         -       -       -      -

Paul T.
Bennett
CEO       1997 $125,138 $     -   $ 20,235 $       - $     - $     - $    -
          1996  109,480       -     22,940         -       -       -      -
          1995   87,566       -     15,310         -       -       -      -
          1994   79,472       -     15,115         -       -       -      -
          1993   76,504       -     13,685         -       -       -      -

Olivia
Bennett
Secretary 1997 $182,936 $     -   $ 15,135 $       - $     - $     - $    -
          1996  168,748       -     15,295         -       -       -      -
          1995  100,857       -     12,200         -       -       -      -
          1994   84,223       -     12,200         -       -       -      -
          1993   79,414       -     10,975         -       -       -      -

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

Transactions with Management

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 1, 1998, the beneficial ownership of Common Stock of Registrant by the Only "person" (as that term is defined by the Securities and Exchange Commission), who owns of record or is known by the Registrant to own beneficially 5% or more of the outstanding shares of Common Stock of the Registrant and by all Executive Officers and Directors of the Registrant as a group.

                                              Number of     Percent of
                                              Shares Owned  Outstanding
Name                                          Beneficially  Shares
Estate of Valene Bennett
Route 4
Alma, Georgia 31510                                175,501        43.93%

Olivia Bennett
Route 4
Alma, Georgia 31510                                 10,992         2.75%

All Executive Officers and Directors
 as a group (7 persons)                            222,136         55.6%

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

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
Item 14(a)  1. and 3. and Item 14(d)

     (a)  The following documents are filed as part of this report:

          1.  Financial Statements

          (a)  South Banking Company and Subsidiaries:
          (i ) Consolidated Balance sheet - December 31, 1997 and 1996 (ii ) Consolidated Statement of Income - Year ended December
                 31, 1997, 1996 and 1995
          (iii) Consolidated Statement of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995
          (iv ) Consolidated Statement of Cash Flow - Year ended
                 December 31, 1997, 1996 and 1995

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
          (con't)

          (b)  South Banking Company (Parent Corporation Only):
          (i  ) Balance sheet - December 31, 1997 and 1996
          (ii ) Statement of Income - period ended December 31, 1997,
                 1996 and 1995
          (iii) Statement of Stockholders' Equity - Period ended
                 December 31, 1997, 1996 and 1995
          (iv ) Statement of Cash Flow - Year ended December 31, 1997,
                 1996 and 1995

          3.  Exhibits required by Item 7 of regulation S-K:

          (3)  Articles of Incorporation and By-Laws (included as
          Exhibits 3(a) and (b), respectively, to Appendix II to
          Registrant's Registration Statement on Form S-14, File No. 2-71249, previously filed with the Commission and incorporated herein by reference).

          (13) 1997 Annual Report to Shareholders of South Banking Company (not deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference).

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


Date:      March 26, 1998                Paul T. Bennett
                                         Paul T. Bennett
                                         Principal Executive, Financial
                                         and Accounting Officer and
                                         Director

Date:      March 26, 1998                Olivia Bennett
                                         Olivia Bennett
                                         Executive Vice President and
                                         Director

Date:      March 26, 1998                Charles Stuckey
                                         Charles Stuckey
                                         Director

Date:      March 26, 1998                James W. Whiddon
                                         James W. Whiddon
                                         Director

Date:      March 26, 1998                Kenneth F. Wade
                                         Kenneth F. Wade
                                         Director

Date:      March 26, 1998                Lawrence Bennett
                                         Lawrence Bennett
                                         Director

Date:      March 26, 1998                John Rogers
                                         John Rogers
                                         Director

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         SOUTH BANKING COMPANY

Date:      March 26, 1998             By:  Paul T. Bennett
                                           Paul T. Bennett
                                           President, Treasurer and
                                           Director


                       SUPPLEMENTAL INFORMATION


     The following supplemental information has not been sent to the Registrant's shareholders, but will be sent subsequent to the filing of this Annual Report on Form 10-K:

     (1)  1997 annual report to shareholders.

     (2)  Proxy statement for 1998 annual meeting of shareholders.

     The foregoing materials will be furnished to the Commission when they are sent to the shareholders since the Registrant does not have securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. The foregoing materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of that Act.

                         SOUTH BANKING COMPANY

                           ALMA,     GEORGIA

                         FINANCIAL STATEMENTS

                           DECEMBER 31, 1997


                   REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
South Banking Company
Alma, Georgia 31510

     We have audited the accompanying consolidated balance sheets of South Banking Company as of December 31, 1997 and 1996 and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Banking Company at December 31, 1997 and 1996 and the consolidated results of its operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                  Respectfully submitted,

                                  H. H. BURNET & COMPANY, P. C.

Waycross, Georgia
February 11, 1998
                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       CONSOLIDATED BALANCE SHEETS


                                           December 31,   December 31,
                                           1997           1996

                                 ASSETS

Cash and due from banks                    $  8,128,444   $  6,863,559

Deposits in other banks -
 interest bearing                          $  1,280,000   $  1,886,000

Investment securities
 Available for sale                        $ 15,341,990   $ 13,449,288
 Held to maturity - market value
  of $1,614,474 in 1997 and
  $2,365,832 in 1996                       $  1,605,567   $  2,363,744

Georgia Bankers stock                      $    547,283   $    547,283

Federal Home Loan Bank stock               $    344,500   $    247,600

Federal funds sold                         $ 10,040,000   $ 11,983,000

Loans                                      $106,525,222   $ 89,046,526
Less: Unearned discount                     (   149,418)   (   150,457)
Reserve for loan losses                     ( 1,821,680)   ( 1,781,013))))

                                           $104,554,124   $ 87,115,056

Bank premises and equipment                $  4,078,502   $  3,995,385

Goodwill                                   $    315,514   $    364,983

Other assets                               $  3,658,636   $  3,474,685


Total Assets                               $149,894,560   $132,290,583

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED BALANCE SHEETS (con't)


                                            December 31,   December 31,
                                            1997           1996

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing               $ 22,230,080   $ 21,451,527
           Demand - interest bearing         21,996,765     20,440,276
           Savings                            8,668,639      7,917,814
           Time                              79,706,608     66,883,966
                                           $132,602,092   $116,693,583
Borrowing                                     3,347,322      3,507,279
Accrued expenses and other
 liabilities                                  1,299,188        905,472
Federal funds purchased                         150,000              -

Total Liabilities                          $137,398,602   $121,106,334


Stockholder's Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 1997 and 1996 - 399,500
 and 403,500, respectively                 $    399,500   $    403,500
Surplus                                       3,070,831      3,116,581
Undivided profits                             8,981,846      7,675,216
Unrealized gain (loss) on
 securities                                      43,781    (    11,048)

Total Stockholders' Equity                 $ 12,495,958   $ 11,184,249


Total Liabilities and
 Stockholders' Equity                      $149,894,560   $132,290,583

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENTS OF INCOME


                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1997           1996           1995

Interest Income
Interest and other
 fees on loans              $ 10,769,564   $  9,479,255   $  6,995,954
Interest on deposits -
 interest bearing                 92,506        119,366         40,904
Interest on federal
 funds sold                      393,317        506,525        472,289
Interest on investment
 securities:
 U. S. Treasury                  202,516        186,697         99,131
 U. S. Government agencies       655,440        541,881        273,579
 Mortgage backed securities       83,951        150,011        140,159
 State and municipal
  subdivisions                    89,615         95,350         58,584
Other securities                  41,412         27,623          9,893

Total Interest Income       $ 12,328,321   $ 11,106,708   $  8,090,493


Interest Expense
Interest on deposits        $  5,052,525   $  4,512,373   $  3,167,719
Interest - other borrowing       334,531        310,713        146,402

Total Interest Expense      $  5,387,056   $  4,823,086   $  3,314,121

Net interest income         $  6,941,265   $  6,283,622   $  4,776,372
Provision for loan losses        179,500        201,589         62,200

Net interest income after
 provision for loan losses  $  6,761,765   $  6,082,033   $  4,714,172


Other Operating Income
Service charge on deposits  $  1,191,927   $  1,163,935   $    955,791
Commission on insurance          108,277         84,843         63,154
Other income                     264,480        231,602        161,926
Securities gains (losses)            246    (    15,708)        21,591
Data processing fees             153,811        146,598        167,267
Loss on sale of fixed assets (   149,206)   (    14,957)         1,657

Total Other Operating
 Income                     $  1,569,535   $  1,596,313   $  1,371,386


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                CONSOLIDATED STATEMENTS OF INCOME (Con't)


                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1997           1996           1995

Other Operating Expenses
Salaries                    $  2,416,589   $  2,148,626   $  1,558,381
Profit sharing and other
 personnel expenses              648,124        518,962        355,822
Occupancy expense of bank
 premises                        383,268        368,854        269,909
Furniture and equipment
 expense                         661,994        559,194        422,129
Stationery and supplies          182,727        165,697        136,568
Data processing                  178,838        393,791        428,979
Director fees                    137,586        143,040        103,436
Other real estate expenses        15,781         31,751         30,856
Other expenses                 1,392,271      1,256,029      1,039,355

Total Other Operating
 Expenses                   $  6,017,178   $  5,585,944   $  4,345,435

Income before income taxes  $  2,314,122   $  2,092,402   $  1,740,123
Applicable income taxes          767,811        662,078        589,746


Net Income                  $  1,546,311   $  1,430,324   $  1,150,377

Per share earnings based
 on weighted average
 outstanding shares:

 Weighted average
  outstanding shares             400,501        403,811        405,283

Net income before
 extraordinary items        $       3.86   $       3.54   $       2.84


Net Income Per Share        $       3.86   $       3.54   $       2.84


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    STATEMENT OF STOCKHOLDERS' EQUITY

                                                                Unrealized
                                                                Gain

                                                                (Loss) on

                                                                Securities
                        Total
                         Common                      Undivided  Available
                        Stockholders             '
                         Stock         Surplus       Profits    for Sale
                        Equity
Balance,
 December 31, 1994       $   405,283   $ 3,136,238   $ 5,537,253$(
80,997)                  $ 8,997,777
 Net income                        -             -     1,150,377-1,150,377
 Cash dividends                    -             -    (  222,889)-(
222,889                            )
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -
123,588                      123,588

Balance,
 December 31, 1995       $   405,283   $ 3,136,238   $ 6,464,741$
42,591                   $10,048,853
 Net income                        -             -     1,430,324-1,430,324
 Cash dividends                    -             -    (  219,849)-(
219,849                            )
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -(
53,639)                   (   53,639             )
 Redemption of shares     (    1,783)   (   19,657)            -
-                         (   21,440             )

Balance,
 December 31, 1996       $   403,500   $ 3,116,581   $ 7,675,216$(
11,048)                  $11,184,249
 Net income                        -             -     1,546,311-1,546,311
 Cash dividends                    -             -    (  239,681-)(
239,681)
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -54,829
54,829
 Redemption of shares     (    4,000)   (   45,750)            -
-                         (   49,750)

Balance,
 December 31, 1997       $   399,500   $ 3,070,831   $ 8,981,846$
43,781                   $12,495,958

The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1997           1996           1995
Cash Flows From Operating
 Activities:
 Net income                 $  1,546,311   $  1,430,324   $  1,150,377
 Add expenses not
  requiring cash:
  Provision for depreciation
   and amortization              599,366        462,180        420,747
  Provision for loan losses      179,500        201,589         62,200
  Provision for loss on ORE        7,000         41,044         28,110
 Bond portfolio losses
  (gains)                     (      265)        15,734    (    21,827)
 (Gain ) loss on sale of
  premises & equipment           153,151         14,957    (     1,657)
 Gain on sale of other
  real estate owned           (   19,071)   (     5,342)   (    17,718)
 Increase (decrease) in
  taxes payable               (  125,505)   (    16,610)   (   123,457)
 Increase (decrease) in
  interest payable               139,213         57,433        287,865
 Increase (decrease) in
  other liabilities                1,156         49,749         36,870
 (Increase) decrease in
  interest receivable         (  192,363)   (   272,411)   (    73,925)
 Decrease (increase) in
  prepaid expenses            (   22,924)        48,322         53,186
 (Increase) decrease in
  other assets                   134,274    (   119,537)   (   224,305)
 Recognition of unearned
  loan income                 (    1,039)        29,180         21,887

Net Cash Provided From
 Operating Activities        $ 2,398,804   $  1,936,612   $  1,598,353

Cash Flows From Investing
 Activities:
 Proceeds from sales of
  investment securities -
  available for sale         $         -   $  4,506,015   $    979,156
 Proceeds from maturities
  of securities held to
  maturity                     1,056,813      1,635,361      2,533,844


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
              CONSOLIDATED STATEMENT OF CASH FLOWS (con't)


                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1997           1996           1995
Cash Flows From Investing
 Activities: (con't)
 Purchase of securities
  held to maturity          $(   398,399)  $(   498,738)  $( 1,596,546)
 Proceeds from maturity of
  securities available for
  sale                         5,209,008      3,302,652        786,703
 Net loans to customers      (17,755,789)   (13,911,298)   ( 4,694,955)
 Purchase of securities
  available for sale         ( 6,892,671)   ( 9,479,898)   ( 4,849,104)
 Purchase of premises and
  equipment                  (   814,681)   (   423,377)   (   273,546)
 Proceeds from sale of
  premises and equipment          19,986         18,850          4,911
 Proceeds from sale of
  other real estate owned        379,997        258,140        385,215
 Purchase of Pineland
  Bank stock                           -    ( 1,839,937)   (   975,141)
 Purchase of FHLB stock      (    96,900)   (   147,700)   (    99,900)
 Cash and cash equivalents
  received in bank
  acquisition                          -      8,773,744              -

Net Cash Provided from
 Investing Activities       $(19,292,636)  $( 7,806,186)  $( 7,799,363)

Cash Flows From Financing
 Activities:
 Net increase (decrease) in
  demand deposits, NOW and
  money markets             $  2,335,042   $  2,858,872   $  1,141,372
 Net increase in savings
  and time deposits           13,574,063      4,334,112      9,620,328
 Proceeds from borrowing         320,043      2,000,000        825,000
 Payments on borrowing       (   480,000)   (   469,126)   (   140,833)
 Dividends paid              (   239,681)   (   219,849)   (   222,889)
 Payments to retire stock    (    49,750)   (    21,440)             -
 Increase in federal funds
  purchased                      150,000              -              -

Net Cash Provided From
 Financing Activities       $ 15,609,717   $  8,482,569   $ 11,222,978


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
              CONSOLIDATED STATEMENT OF CASH FLOWS (con't)


                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1997           1996           1995
Net increase (decrease) in
 cash and cash equivalents  $( 1,284,115)  $  2,612,995   $  5,021,968

Cash and Cash Equivalents
 at Beginning of Year         20,732,559     18,119,564     13,097,596

Cash and Cash Equivalents
 at End of Year             $ 19,448,444   $ 20,732,559   $ 18,119,564


The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997

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

              Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of foreclosed real estate. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997


Note 1.  Significant Accounting Policies (con't)

         (d)  Use of Estimates (con't)

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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997


Note 1.  Significant Accounting Policies (con't)

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

         (i)  Other Real Estate (ORE)

              Real estate acquired in satisfaction of a loan and in-substance foreclosures are reported in other assets. In-substance foreclosures are properties in which a borrower with little or no equity in the collateral, effectively abandons control of the property or has no economic interest to continue involvement in the property. The borrower's ability to rebuild equity based on current financial conditions also is considered doubtful. Properties acquired by foreclosure or deed in lieu

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997


Note 1.  Significant Accounting Policies (con't)

         (i)  Other Real Estate (ORE) (con't)

         of foreclosure and properties classified as in-substance foreclosures are transferred to ORE and recorded at the lower of cost or fair market value based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Losses on ORE due to subsequent valuation adjustments are recorded on a specific property basis.

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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997


Note 1.  Significant Accounting Policies (con't)

         (m)  Cash Flow Information

              For purposes of the statements of cash flows, the Company considers cash, federal funds sold and due from banks as cash and cash equivalents. Cash paid during the years ended December 31, 1997, 1996 and 1995 for interest was $5,526,269,
         $4,765,653 and $3,026,256, respectively. Total income tax payments during 1997, 1996 and 1995 were $893,316, $727,000 and
         $666,401, respectively.

Note 2.  Investment Securities

              The amortized cost and estimated market values of investments in debt securities are as follows:

                                 Gross        Gross
                     Amortized   Unrealized   Unrealized    Fair
                     Cost        Gains        Losses        Value
Securities available
 for sale -

December 31, 1997:

 U.S. Government
  and agency
  securities        $12,480,161  $    46,263  $    27,628  $12,498,796
 State and municipal
  securities          1,748,433       39,839            3    1,788,269
 Mortgage backed
  securities          1,044,885       13,181        3,141    1,054,925

Totals              $15,273,479  $    99,283  $    30,772  $15,341,990

December 31, 1996:

 U.S. Government
  and agency
  securities        $10,411,873  $    27,035  $    57,721  $10,381,187
 State and municipal
  securities          1,575,173       16,883          734    1,591,322
 Mortgage backed
  securities          1,478,983        3,945        6,149    1,476,779

Totals              $13,466,029  $    47,863  $    64,604  $13,449,288

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1997


Note 2.  Investment Securities (con't)

                                 Gross        Gross
                     Amortized   Unrealized   Unrealized    Fair
                     Cost        Gains        Losses        Value
Securities to be
 held to maturity -

December 31, 1997:

 U.S. Government
  and agency
  securities         $1,398,742  $     3,132  $     1,156   $1,400,718
 State and municipal
  securities            181,692        6,555            -      188,247
 Mortgage backed
  securities             25,133          326            -       25,459

Totals               $1,605,567  $    10,013  $     1,156   $1,614,424

December 31, 1996:

 U.S. Government
  and agency
  securities        $ 2,000,103  $     2,081  $     5,726  $ 1,996,458
 State and municipal
  securities            296,420        5,104            -      301,524
 Mortgage backed
  securities             67,221          680           51       67,850

Totals              $ 2,363,744  $     7,865  $     5,777  $ 2,365,832

              Gross realized gains on sales and losses of available-for-sale securities were $-0- and $-0- in 1997, respectively and $9,941 and $25,677, respectively for 1996 and $21,483 and
         $344, respectively in 1995.

              Assets, principally securities carried at approximately $10,425,725 at December 31, 1997 and $6,833,268 at December 31,
         1996, were pledged to secure public deposits and for other purposes required or permitted by law.

              The scheduled contractual maturities of securities to be held to maturity and securities available for sale at December 31, 1997 were as follows:

                           SOUTH BANKING COMPANY
                             ALMA,     GEORGIA
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997

Note 2.  Investment Securities (con't)

                       Securities to be        Securities
                       Held to Maturity        Available for Sale
                       Amortized               Amortized
                       Cost        Fair Value  Cost         Fair Value
     Due in one year
      or less          $1,159,718  $1,160,145  $   715,618  $   715,878
     Due from one year
      to five years       399,152     403,652   12,444,904   12,479,282
     Due from five
      years to ten
      years                     -           -    1,241,330    1,241,770
     Due after ten
      years                46,697      50,627      871,627      905,060

                       $1,605,567  $1,614,424  $15,273,479  $15,341,990

          The market value of State and Other Political Subdivision Obligations is established with the assistance of an outside bond department and is based on available market data which often reflects transactions of relatively small size and is not necessarily indicative of prices at which large amounts of particular issues could readily be sold or purchased.

         Expected maturities will differ from contractual maturities because issuers may have the right to call on prepay obligations with or without call on prepayment penalties.

Note 3.  Loans

          The composition of the bank's portfolio was as follows:

                                            1997          1996
         Commercial, financial and
          agricultural                      $ 29,727,607  $ 19,565,455
         Real estate - mortgage               52,544,224    53,813,217
         Real estate - construction            6,967,737     3,798,037
         Installment and consumer             17,285,654    11,869,817
           Total Loans                      $106,525,222  $ 89,046,526
         Less: Unearned discount             (   149,418)  (   150,457))
               Reserve for loan losses       ( 1,821,680)  ( 1,781,013))

         Loans, net                         $104,554,121  $ 87,115,056

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1997

Note 3.  Loans (con't)

              The Company and its subsidiaries have granted loans to the officers and directors of the Company, its subsidiaries and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $586,758 and $789,805 at December 31, 1997 and 1996. During 1997, $402,886 of new loans were made, and repayments totaled $605,933.

Note 4.  Reserve for Loan Losses

              Transactions in the reserve for loan losses are summarized as follows:
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1997          1996          1995
         Balance at beginning
          of period            $ 1,781,013   $   994,027   $   974,866
         Additions:  Provision
          charged to operating
          expenses             $   179,500   $   201,589   $    62,200
         Balance from bank
          acquisition                    -       570,707             -

                               $   179,500   $   772,296   $    62,200
         Deductions: Loans
          charged off          $   263,945   $   259,264   $   189,371
          Less: recoveries         125,112       273,954       146,332

                               $   138,833   $(   14,690)  $    43,039
         Balance at end of
          period               $ 1,821,680   $ 1,781,013   $   994,027

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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997


Note 4.  Reserve for Loan Losses (con't)

              Loans having carrying values of $138,261 and $185,865 were transferred to foreclosed real estate in 1997 and 1996, respectively.

              The bank is not committed to lend additional funds to debtors whose loans have been modified.

Note 5.  Deposits

              The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $16,735,532 in 1997 and $13,545,611 in 1996.

              At December 31, 1997, the scheduled maturities of CDs are as follows:
                    1998                     $72,670,608
                    1999 and 2000              5,501,100
                    2001 and 2002              1,534,900
                    2003 and thereafter                -

                                             $80,706,608
Note 6.  Premises and Equipment

          A summary of the account:
                                             Year Ended    Year Ended
                                             December 31,  December 31,
                                             1997          1996
     Land                                    $   448,149   $   448,149
     Buildings                                 3,199,752     2,914,115
     Furniture and equipment                   3,776,721     3,581,514
                                             $ 7,424,622   $ 6,943,778
     Less:  Accumulated depreciation           3,346,120     2,948,393

                                             $ 4,078,502   $ 3,995,385

          Depreciation expense was $547,940 in 1997, $516,629 in 1996 and $418,618 in 1995.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997

Note 7.  Borrowings

          Data relating to borrowing is as follows:

                                             Year Ended    Year ended
                                             December 31,  December 31,
                                             1997          1996
     Parent company -

      Note payable in 10 annual payments
       of $350,000.  Interest is payable
       quarterly and accrues at prime rate
       and is secured by subsidiary bank
       stock.                               $  2,800,000  $  3,150,000

     Subsidiary - Bankers Data Services,
      Inc.

     Note payable in 60 monthly principal
      amount of $10,833.33 plus interest.
      Interest accrues at prime rate basis.
      Computer equipment is pledged as
      collateral for loan.                             -       357,279

     Note payable in 72 monthly principal
      payments of $8,205. Interest accrues
      at prime rate minus one half and
      is payable monthly.  Computer
      equipment is pledged as collateral.        547,322             -

          Following are maturities of long term debt for each of the next five years.

                    1998                    $    448,460
                    1999                         448,460
                    2000                         448,460
                    2001                         448,460
                    2002                         448,460


Note 8.  Income Taxes

          Income tax expense (benefit) was $767,811 for 1997, (an effective rate of 33.2%), $662,078 for 1996 (an effective rate of 31.6%) and $509,746 for 1995 (an effective rate of 33.9%). The actual expense for 1997, 1996 and 1995 differs from the "expected" tax expense for those years (computed by applying the federal corporate rate of 34% as follows:


                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997


Note 8.  Income Taxes (con't)

                               1997          1996          1995
     Computed "expected"
      tax expenses             $   786,801   $   711,417   $   591,642
     Alternative minimum tax             -             -             -
     Decrease resulting from:
      Surtax exemption                   -             -             -
     Tax exempt interest
      on securities and loans   (   65,118)   (   63,613)   (   39,927)
     Other, net                     46,128        14,274        38,031

                               $   767,811   $   662,078   $   589,746

          The current and deferred amounts of these tax provisions were as follows:
                               1997          1996          1995

         Current               $   793,779   $   764,797   $   481,329
         Deferred               (   25,968)   (  102,719)      108,417

                               $   767,811   $   662,078   $   589,746

              The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                             December 31   December 31,,
                                             1997          1996
         Net unrealized appreciation on
          securities available for sale      $(   22,553)  $     5,691
         Depreciation                         (  227,204)   (  256,484)
         Deferred loan fees                       50,801        51,203
         Allowance for credit losses             334,555       321,666
         Other                                     7,125        15,926
         Purchase accounting treatment        (   59,297)   (   59,297)

         Net deferred tax asset (liability)  $    83,427   $    78,705

Note 9.  Employee Benefit Plans

              The Company maintains a 401K deferred compensation plan for all subsidiaries effective January 1, 1993. The Company elected to match 75% of employee contributions for 1997 and 50% of employee contributions for 1996 and 1995. The expense to the Company for 1997, 1996 and 1995 was $89,746, $37,009, and
         $32,256, respectively.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997

Note 10. Leases

              The Pineland State Bank leases 5.35 acres of land in Candler County under an operating lease expiring December 31, 2054 with an option to lease the land for an additional 75 years.

              Minimum future rental payments under non-cancelable operating lease having remaining term in excess of 1 year as of December 31, 1997 for each of the next 5 years and in the aggregate is:

                    Year Ended
                    1998                     $     4,000
                    1999                           4,000
                    2000                           4,000
                    2001                           4,000
                    2002                           4,000
                    Subsequent to 2002           208,000

                    Total minimum future
                     rental payments         $   228,000

              In June, 1997, the parties amended the lease to allow Pineland State Bank to sublet part of the property and in consideration, the landlord will receive 50% of gross rental under the sublease in addition to the minimum amount above.

Note 11. Liabilities

         Standby Letters of Credit. These transactions are used by the Company's customers as a means of improving their credit standing in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1997 the Company had $722,000 in outstanding standby letters of credit.

         Loan Commitments. As of December 31, 1997, the Company had commitments outstanding to extend credit totaling $14,736,785. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997


Note 12.  Financial Instruments

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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997


Note 12.  Financial Instruments (con't)

              The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in 1997, 1996 or 1995.

Note 13. Restrictions on Subsidiary Dividends, Loans or Advances

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

              Under Federal Reserve regulation, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 1997, the maximum amount available for transfer from the Bank to the Company in the form of loans approximated 20% of consolidated net equity.

Note 14.  Restrictions on Cash and Due from Banks

              The bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1997 was approximately $-0-.

Note 15.  Related Party Transactions

              The Company has entered into a split dollar life insurance arrangement with a director and substantial shareholder. The Company and director's trust each contribute toward the payment of premium for life insurance policy. The Company records its contribution at the present value of anticipated future return or total cash surrender value of policy whichever is higher; however, the carrying amount cannot exceed the amount of premiums paid by the Company. The Company will receive all reimbursement from anticipated withdrawal of cash surrender value or from the proceeds of policy in the event of the death of the director. All cash surrender value of the policy accrues to the benefit of the Company until such time as the cash surrender value exceeds advances made by the Company. As of December 31, 1997, $1,130,596 is carried in other assets related to this arrangement.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997



Note 16.  Fair Value of Financial Instruments

              The following table shows the estimated fair value and the related carrying values of South Banking Company's financial instruments at December 31, 1997 and 1996. Items which are not financial instruments are not included.

                                                        1997
                                              Carrying     Estimated
                                              Amount       Fair Value
        Cash and due from financial
         institutions                         $ 8,128,444  $ 8,128,444
        Interest earning balances with
         financial institutions                 1,280,000    1,280,000
        Federal funds                          10,040,000   10,040,000
        Securities available for sale          15,341,990   15,341,990
        Securities held to maturity             1,605,567    1,614,474
        Federal Home Loan Bank stock              344,500      344,500
        Georgia Bankers Bank - stock              547,283      716,480
        Loans - net of allowances             104,554,124  105,099,123
        Demand and savings deposits            52,895,484   52,895,484
        Time deposits                          79,706,608   80,635,252

                                                        1996
                                              Carrying     Estimated
                                              Amount       Fair Value
        Cash and due from financial
         institutions                         $ 6,863,559  $ 6,863,559
        Interest earning balances with
         financial institutions                 1,886,000    1,886,000
        Federal funds                          11,983,000   11,983,000
        Securities available for sale          13,449,288   13,449,288
        Securities held to maturity             2,363,744    2,365,832
        Federal Home Loan Bank stock              247,600            -
        Georgia Bankers Bank - stock              547,283            -
        Loans - net of allowances              87,115,056   86,967,948
        Demand and savings deposits            42,683,587   42,683,587
        Time deposits                          66,883,966   67,045,456

             For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 1997 and 1996. The estimated fair value for cash and due from financial institutions and federal funds sold are considered to approximate cost. The estimated fair value for interest-earning balances with financial institutions, securities available-for-sale, securities held-to-maturity and Georgia Bankers Bank stock are based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997

Note 16.  Fair Value of Financial Instruments (con't)

        commercial loans is based on estimates of the difference in interest rates the Company would charge the borrowers for similar such loans with similar maturities made at December 31, 1997 and 1996, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for other loans is based on estimates of the rate the Company would charge for similar such loans at December 31, 1997 and 1996, applied for the time period until estimated repayment.
        The estimated fair value for individual retirement account deposits and time deposits is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 1997 and 1996, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered to approximate cost at December 31, 1997 and 1996.

             While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 1997 and 1996, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1997 and 1996 should not necessarily be considered to apply at subsequent dates.

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

Note 17.  Regulatory Matters

             The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997


Note 17. Regulatory Matters (con't)

        balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and its subsidiaries meet all capital adequacy requirements to which it is subject.

             As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

             The Company and its subsidiaries' actual capital amounts and ratios are also presented in the table.

                                                    To Be Well
                                                    Capitalized Under
                                 For Capital        Prompt Corrective
                    Actual       Adequacy Purposes  Action Provisions:
               Amount    Ratio   Amount      Ratio  Amount       Ratio
As of December 31, 1997:

Total Capital
 (to Risk
 Weighted
 Assets)
 Consolidated  $ 13,580  12.0%   $    9,052  8.0%    $     N/A   N/A%
 Subsidiary -
  Alma            5,720  13.9         3,336  8.0         4,170  10.0
 Subsidiary -
  Baxley          5,036  15.1         2,669  8.0         3,337  10.0
 Subsidiary -
  Kingsland       1,989  14.7         1,080  8.0         1,350  10.0
 Subsidiary -
  Metter          2,845  11.0         2,069  8.0         2,586 10.0


                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1997


Note 17. Regulatory Matters (con't)
                                                    To Be Well
                                                    Capitalized Under
                                 For Capital        Prompt Corrective
                    Actual       Adequacy Purposes  Action Provisions:
               Amount    Ratio   Amount      Ratio  Amount       Ratio
As of December 31, 1997 (con't):

Tier I Capital
 (to Risk Weighted
  Assets)
 Consolidated  $ 12,137  10.7%    $  4,526  4.0%    $     N/A    N/A%
 Subsidiary -
  Alma            5,208  12.6         1,668  4.0         2,502   6.0
 Subsidiary -
  Baxley          4,603  13.8         1,335  4.0         2,002   6.0
 Subsidiary -
  Kingsland       1,817  13.5           540  4.0           810   6.0
 Subsidiary -
  Metter          2,519   9.7         1,199  4.0         1,552   6.0

Tier I
 Capital (to
  Average Assets)
 Consolidated  $ 12,137   8.4%     $  5,743  4.0%     $    N/A    N/A%
 Subsidiary -
  Alma            5,208   9.5         2,188  4.0         2,736   5.0
 Subsidiary -
  Baxley          4,603  10.9         1,694  4.0         2,118   5.0
 Subsidiary -
  Kingsland       1,817  11.0           660  4.0           825   5.0
 Subsidiary -
  Metter          2,519   8.4         1,199  4.0         1,499   5.0

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

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1997


Note 17. Regulatory Matters (con't)
                                                    To Be Well
                                                    Capitalized Under
                                 For Capital        Prompt Corrective
                    Actual       Adequacy Purposes  Action Provisions:
               Amount    Ratio   Amount      Ratio  Amount       Ratio
As of December 31, 1996(con't):

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

Note 18. Acquisitions

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

                        DECEMBER 31, 1997


                   REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
South Banking Company
Alma, Georgia 31510

     Under date of February 2, 1998, we reported on the consolidated balance sheets of South Banking Company, as of December 31, 1997 and 1996, and the related statements of income, cash flows and stockholders' equity for the three years in the period ended December 31, 1997.

     In connection with our examination of the aforementioned consolidated financial statements, we also audited the accompanying balance sheets (Parent Corporation Only) as of December 31, 1997 and 1996 and the related statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Banking Company (Parent Corporation Only) as of December 31, 1997 and 1996, and the results of its operations, stockholders' equity and its cash flows for the three years then ended in conformity with generally accepted accounting principles.

                                  Respectfully submitted,

                                  H. H. BURNET & COMPANY, P. C.
February 2, 1998
                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                             BALANCE SHEETS

                                             December 31,  December 31,
                                             1997          1996

                                 ASSETS
Cash and due from banks
 Interest bearing                            $   414,399   $   418,716
 Non-interest bearing                             16,789        12,761
Investment in bank's subsidiaries             14,506,089    13,536,590
Investment in nonbank subsidiaries               181,759       226,431
Investment - Pineland State Bank - at cost             -             -
Other assets                                      60,428        98,449
Costs in excess of book value                          -         1,896
Prepaid income taxes                             180,411        54,905

Total Assets                                 $15,359,875   $14,349,748

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                             $       186   $       186
Other liabilities                                      -             -
Accrued income taxes                                   -             -
Notes payable                                  2,800,000     3,150,000
Due to subsidiaries                               63,731        15,313

Total Liabilities                            $ 2,863,917   $ 3,165,499

Stockholders' Equity
Common stock of $1 par value;
 authorized 1,000,000 shares;
 issued and outstanding, 1997 and 1996
 $399,500 and 403,500, respectively          $   399,500   $   403,500
Surplus                                        3,070,831     3,116,581
Undivided profits                              8,981,846     7,675,216
Unrealized gain (loss) on securities
 available for sale (net)                         43,781    (   11,048)

Total Stockholders' Equity                   $12,495,958   $11,184,249

Total Liabilities and Stockholders' Equity   $15,359,875   $14,349,748

The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                           STATEMENT OF INCOME


                               Year Ended    Year Ended    Year Ended
                               December 31   December 31,  December 31,,
                               1997          1996          1995
Income
Dividends from bank
 subsidiaries                  $   893,272   $   854,987   $   773,430
Miscellaneous income                   500           845             -
Interest income                     19,276        32,841        11,692
Management fees                    101,500       101,000        79,400

Total Income                   $ 1,014,548   $   989,673   $   864,522

Expenses
Salaries                       $    73,157   $    65,000   $    73,163
Amortization                        15,421        24,346         6,726
Interest                           260,532       256,725        87,051
Professional fees                   15,358        15,150        46,079
Other                               84,542        67,014        49,527

Total Expenses                 $   449,010   $   428,235   $   262,546

Income before income taxes
 and equity in undistributed
 income (loss) of subsidiaries $   565,538   $   561,438   $   601,976
Provision (credit) for
 income taxes                   (  110,776)   (   99,798)   (   57,665))

Income before equity in
 undistributed income in
 subsidiaries                  $   676,314   $   661,236   $   659,641

Equity in undistributed
 income of bank subsidiaries   $   914,669   $   720,064   $   440,715
Equity in undistributed
 income (loss) of nonbank
 subsidiaries                   (   44,672)       49,024        50,021

                               $   869,997   $   769,088   $   490,736

Net Income                     $ 1,546,311   $ 1,430,324   $ 1,150,377


The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    STATEMENT OF STOCKHOLDERS' EQUITY


                         Common                      Undivided
                         Stock         Surplus       Profits
Balance,
 December 31, 1994       $   405,283   $ 3,136,238   $ 5,537,253
 Net income                        -             -     1,150,377
 Cash dividends                    -             -    (  222,889)
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -

Balance,
 December 31, 1995       $   405,283   $ 3,136,238   $ 6,464,741
 Net income                        -             -     1,430,324
 Cash dividends                    -             -    (  219,849)
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -
 Redemption of shares     (    1,783)   (   19,657)            -

Balance,
 December 31, 1996       $   403,500   $ 3,116,581   $ 7,675,216
 Net income                        -             -     1,546,311
 Cash dividends                    -             -    (  239,681)
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -
 Redemption of shares     (    4,000)   (   45,750)            -

Balance,
 December 31, 1997       $   399,500   $ 3,070,831   $ 8,981,846


    Unrealized
    Gain
    (Loss) on
    Securities        Total
    Available         Stockholders
    for Sale          Equity

    $(   80,997)       $ 8,997,777
              -          1,150,377
              -        (   222,889)


        123,588            123,588


    $    42,591        $10,048,853
              -          1,430,324
              -         (  219,849)


     (   53,639)        (   53,639)
              -         (   21,440)


    $(   11,048)       $11,184,249
              -          1,546,311
              -         (  239,681)


         54,829             54,829
              -         (   49,750)


    $    43,781        $12,495,958

The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS


                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1997          1996          1995
Cash Flow From Financing
 Activities:
 Payments on note payable
  bank                         $(  350,000)  $(  350,000)  $         -
 Proceeds from notes payable
  to banks                               -     2,000,000       825,000
 Dividends paid                 (  239,681)   (  219,849)   (  222,889)
 Increase (decrease) in due
  to subsidiaries                        -             -
 Redemption of common stock     (   49,750)   (   21,440)            -

Net Cash Provided (Used)
 from Financing Activities     $(  639,431)  $ 1,408,711   $   602,111
Net increase (decrease) in
 cash and cash equivalents     $(      289)  $(  160,745)  $   314,108
Cash and cash equivalents at
 beginning of year                 431,477       592,222       278,114

Cash and Cash Equivalents
 at End of Year                $   431,188   $   431,477   $   592,222

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