Form 10-Q
period 1998-03-31
SOUTH BANKING CO
filed 1998-05-15
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                               FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For quarter ended   March 31, 1998   Commission file number   2-71249


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


                                             Yes    X        No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1998.


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


                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)


                                          March 31,       December 31,
                                          1998            1997

                                 ASSETS

Cash and due from banks                   $  6,563,571    $  8,128,444

Deposits in other banks -
 interest bearing                         $  1,181,000    $  1,280,000

Investment securities:
 Available for sale                       $ 15,995,188    $ 15,341,990

 Held to maturity                         $  1,269,775    $  1,605,567

Georgia Bankers stock                     $    547,283    $    547,283

Federal Home Loan Bank stock              $    396,200    $    344,500

Federal funds sold                        $ 10,606,000    $ 10,040,000

Loans                                     $108,660,132    $106,525,222
Less: Unearned discount                    (   142,719)    (   149,418)
Reserve for loan losses                    ( 1,861,676)    ( 1,821,680))))

                                          $106,655,737    $104,554,124

Bank premises and equipment               $  4,028,147    $  4,078,502

Goodwill                                  $    302,479    $    315,514

Other assets                              $  3,444,101    $  3,658,636


Total Assets                              $150,989,481    $149,894,560


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED BALANCE SHEETS (con't)
                               (UNAUDITED)


                                           March 31,       December 31,
                                           1998            1997

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing              $ 19,781,887    $ 22,230,080
           Demand - interest bearing        22,697,160      21,996,765
           Savings                           9,318,774       8,668,639
           Time                             81,341,186      79,706,608
                                          $133,139,007    $132,602,092
Borrowing                                    3,314,822       3,347,322
Accrued expenses and other
 liabilities                                 1,500,298       1,299,188
Federal funds purchased                              -         150,000

Total Liabilities                         $137,954,127    $137,398,602


Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 1998 and 1997 - 399,500
 and 399,500, respectively                $    399,500    $    399,500
Surplus                                      3,070,831       3,070,831
Undivided profits                            9,515,879       8,981,846
Unrealized gain (loss) on
 securities                                     49,144          43,781

Total Stockholders' Equity                $ 13,035,354    $ 12,495,958


Total Liabilities and
 Stockholders' Equity                     $150,989,481    $149,894,560


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                  CONSOLIDATED STATEMENT OF INCOME AND
                          COMPHREHENSIVE INCOME
                               (UNAUDITED)


                                          Three Months    Three Months
                                          Ended           Ended
                                          March 31,       March 31,
                                          1998            1997

Interest Income
Interest and fees on loans                $  2,939,846     $ 2,547,193
Interest on federal funds sold                 140,878         105,755
Interest on deposits with other
 banks                                          15,416          29,776
Interest on investment securities:
 U. S. Treasury                                 52,229          46,598
 U. S. government agencies                     170,251         148,670
 Mortgage backed securities                     16,965          24,727
 State and political subdivisions               23,068          23,198
 Dividends                                      34,637          26,610

Total Interest Income                     $  3,393,290    $  2,952,527


Interest Expense
Interest on deposits                      $  1,453,482    $  1,166,615
Interest on other borrowings                    64,807          70,147

Total Interest Expense                    $  1,518,289    $  1,236,762

Net Interest Income                       $  1,875,001    $  1,715,765
Provision for loan losses                       54,000          16,500

Net interest income after provisions
 for loan losses                          $  1,821,001    $  1,699,265


Other Operating Income
Service charge on deposit accounts        $    280,274    $    280,057
Commission on insurance                         21,889          27,026
Other income                                    61,872          74,957
Gain (loss) sale of securities                       6               4
Computer income                                 42,199          34,653

Total Other Operating Income              $    406,240    $    416,697



The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                  CONSOLIDATED STATEMENT OF INCOME AND
                      COMPREHENSIVE INCOME (Con't)
                               (UNAUDITED)


                                          Three Months    Three Months
                                          Ended           Ended
                                          March 31,       March 31,
                                          1998            1997

Other Operating Expenses
Salaries                                  $    595,839    $    577,692
Profit sharing and other personnel
 expense                                       111,738         107,091
Occupancy expense                              107,633         117,958
Furniture and fixtures expense                 167,506         104,618
Payroll taxes                                   38,869          39,916
Data processing                                 40,785          62,892
Other operating expenses                       402,990         362,658

Total Other Operating Expenses            $  1,465,360    $  1,372,825

Income before income taxes                $    761,881    $    743,137
Applicable income taxes                        227,848         234,405

Net income                                $    534,033    $    508,732

Other comprehensive income, net of tax
 Unrealized gains (losses) on
  securities                              $      5,363    $(    66,853)

Other comprehensive income (loss)         $      5,363    $(    66,853)


Comprehensive income                      $    539,396    $    441,879

Per share data on weighted average
 outstanding shares
Weighted average outstanding shares            399,500         402,838

Net income per share                      $      1.337    $      1.263


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                         STATEMENT OF CASH FLOWS
                               (UNAUDITED)


                                           Three Months   Three Months
                                           Ended          Ended
                                           March 31,      March 31,
                                           1998           1997

Cash Flows From Operating Activities:
 Net income                                $    534,033   $    508,732
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                 149,442        138,708
  Provision for loan losses                      54,000         16,500
 Bond portfolio losses (gains)                        6    (         4)
 Gain on sale of other real estate
  owned                                               -              -
 Increase (decrease) in taxes
  payable                                       220,820        196,900
 Increase (decrease) in interest
  payable                                       105,955         49,686
 Increase (decrease) in other
  liabilities                               (   125,665)       209,284
 (Increase) decrease in interest
  receivable                                     24,550        111,531
 (Increase) decrease in prepaid
  expenses                                  (    19,339)   (    36,425)
 (Increase) decrease in other assets            206,759         17,810
 Recognition of unearned loan income        (     6,699)   (     5,750)

Net Cash Provided (Used) in Operating
 Activities                                $  1,143,862   $  1,206,972


Cash Flows From Investing Activities:
 Proceeds from maturities of investment
  securities - available for sale          $  1,565,386   $    126,665
 Proceeds from maturities of investment
  security - held to maturity                   838,117        500,223
 Purchase of investment securities - AFS    ( 2,205,273)   ( 2,097,070)
 Purchase of investment securities - HTM    (   502,136)             -
 Net loans to customers                     ( 2,148,914)   ( 5,700,037)
 Purchase of premise and equipment          (    91,630)   (   188,717)
 Proceeds from sale of equipment                      -              -
 Proceeds from other real estate owned                -              -
 Purchase of FHLB stock                     (    51,700)   (    15,400)

Net Cash Provided (Used) in Investing
 Activities                                $( 2,596,150)  $( 7,374,336)


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                     STATEMENT OF CASH FLOWS (Con't)
                               (UNAUDITED)


                                           Three Months   Three Months
                                           Ended          Ended
                                           March 31,      March 31,
                                           1998           1997

Cash Flows From Financing Activities:
 Net increase (decrease) in demand
  deposits, NOW and money market           $( 1,747,798)  $( 1,095,186)
 Net increase (decrease) in savings
  and time deposit                            2,284,713      1,279,170
 Net increase (decrease) in short-term
  borrowings                                (    32,500)        22,500
 Dividends paid                                       -              -
 Redemptions of company stock                         -    (    43,750)
 Federal funds purchased                    (   150,000)       180,000

Net Cash Provided (Used) From
 Financing Activities                      $    354,415   $    342,734

Net Increase (Decrease) in Cash
 and Cash Equivalents                      $( 1,097,873)  $( 5,824,630)

Cash and Cash Equivalents at
 Beginning of Year                           19,448,444     20,732,559

Cash and Cash Equivalents at
 End of Period                             $ 18,350,571   $ 14,907,929


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

     During the first quarter of 1998, total assets increased $1,094,921 compared to an increase of $1,206,044 in 1997. This increase represents a .73% increase from January 1, 1998. The banks historically have not increased in assets during the first quarter compared to the remaining parts of the year. The last twelve months have increased at a 13.10% rate. This growth is more than previous years, as South Banking Company had not been aggressive in the time deposit market. Most growth in the area has been as a result of rates paid and has tended to move to the highest bidder. South has been aggressive in maintaining its core deposit to minimize any detriment to its interest margins as a result of certificate growth. Loan demand continues to be strong and has been funded internally through deposit growth as loan to deposit ratio has reached levels that any new growth must be from deposit.

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

     Net income increased by $25,301 for the first quarter, 1998 compared to an increase of $133,808 for the fist quarter, 1997. While the increase has been significant, additional increases are anticipated when all the changes at Pineland State Bank become fully implemented. The major change has been in the improvement of the net interest margins. South continues to have excellent margins as compared to its peer group. This is partly as a result of the policy not to aggressively pursue high paying "hot" deposits. South remains aware of its interest rate sensitivity as the Federal Reserve raises its interest rate and this has a ripple effect down to the bank. The bank is working to maintain its interest rate gap at a point that the volatility of the current interest rate market will not materially affect its margins.

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


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (con't)


     Operating expenses have increased slightly during this period compared to 1997. The increase of $92,535 is at a rate of 6.74%. The increase remains relatively small with increase scattered throughout all areas with furniture and fixture expense increasing due to a computer conversion. This increase is in keeping with inflationary trends in the area.

     Net income has risen to $1.337 per share compared to 1.263 for 1997. This continues a trend that has existed for the last few years. The banks continue to monitor the economy and its operation to insure proper actions are taken to counter any changes that might occur. State-wide branching has been approved; however, South has not been affected at this time. Currently one location has a new branch by a competitor from an adjoining county. This will cause some market shake up. Management does not expect significant change in its current deposit base.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (27) Financial Data Schedule

         The registrant has not filed any reports on Form 8-K during the three month period ended March 31, 1998.


                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)



Date:  May 12, 1998       By:PAUL BENNETT
                             Paul Bennett
                             President


Date:  May 12, 1998       By:OLIVIA BENNETT
                             Olivia Bennett
                             Vice President