Form 10-Q
period 1998-06-30
SOUTH BANKING CO
filed 1998-08-14
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934



For quarter ended  June 30, 1998  Commission file number 2-71249


                          SOUTH BANKING COMPANY
        (Exact name of registrant as specified in its charter)


     Georgia                            58-1418696
(State or other jurisdiction          (I.R.S. Employer
 of incorporation or organization)     Identification Number)



104 North Dixon Street, Alma, Georgia        31510
(Address of principal executive          (Zip Code)
  offices)

Registrant's telephone number, including area code (912)632-8631



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


                            Yes    X      No

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1998.


    Common stock, $1.00 par value - 399,500 shares outstanding


                        SOUTH BANKING COMPANY

                        SOUTH BANKING COMPANY
                          ALMA,      GEORGIA

Part I.  Financial Information

         Consolidated Financial Statements              4 -  10

         Notes to Consolidated Financial Statements          11

         Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                    12 - 15

Part II. Other Information                              16 - 17

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      CONSOLIDATED BALANCE SHEETS


                                June 30,            December 31     ,
                                1998               1997

                                 ASSETS

Cash and due from banks          $    7,334,793  $    8,128,444

Deposits in other banks
- interest bearing               $    1,667,000  $    1,280,000

Investment securities:
 Available for sale              $   15,921,643  $   15,341,990

 Held to maturity                $    1,047,782  $    1,605,567

Georgia Bankers stock            $      547,283  $      547,283
Federal Home Loan Bank stock     $      396,200  $      344,500

Federal funds sold               $    8,866,000  $   10,040,000

Loans                            $  114,509,899  $  106,525,222
Less: Unearned discount                 129,418         149,418
      Reserve for loan losses         1,921,695       1,821,680
                                 $  112,458,786  $  104,554,124

Bank premises and equipment      $    4,016,950  $    4,078,502

Goodwill                         $      289,444  $      315,514

Other assets                     $    3,595,276  $    3,658,636


Total Assets                     $  156,141,157  $  149,894,560


The accompanying notes are an integral part of these financial statements.
                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                  CONSOLIDATED BALANCE SHEETS (con't)


                                  June 30,          December 31    ,
                                  1998             1997

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits: Demand - non-interest
          bearing                  $ 20,314,325    $ 22,230,080
          Demand - interest bearing  22,472,403      21,996,765
          Savings                     8,456,715       8,668,639
          Time                       86,546,672      79,706,608
                                   $137,790,115    $132,602,092
Borrowing                             3,282,322       3,347,322
Accrued expenses and other
 liabilities                          1,484,688      1,299,188
Federal funds purchased                       -         150,000

Total Liabilities                  $142,557,125    $137,398,602


Stockholder's Equity
Common stock $1 par value;
 shares authorized - 1,000,000,
 shares issued and outstanding
 June 30, 1998 and December 31,
 1997 - 399,500 and 399,500,
 respectively                     $     399,500   $     399,500
Surplus                               3,070,831       3,070,831
Undivided profits                    10,025,623       8,981,846
Unrealized gain (loss) on
 securities                              88,078          43,781

Total Stockholders' Equity        $  13,584,032   $  12,495,958


Total Liabilities and
 Stockholders' Equity             $ 156,141,157   $ 149,894,560

The accompanying notes are an integral part of these financial statements.
                      SOUTH BANKING COMPANY
                        ALMA,     GEORGIA
                CONSOLIDATED STATEMENT OF INCOME
                    AND COMPREHENSIVE INCOME

                 Three       Three       Six         Six
                   Months       Months       Months        Months
Ended            Ended       Ended       Ended
                 June 30,    June 30,    June 30,    June 30,
                 1998        1997        1998        1997
Interes Income:
 Interest & fees
  on loans        $3,020,746  $2,652,957  $5,960,592  $5,200,150
 Interest on
  federal funds
  sold               138,807      70,905     279,685     176,660
 Interest on
  deposits with
  other banks         15,939      21,116      31,355      50,892
 Interest on
  investment
  securities:
  U.S. Treasury       53,468      48,839     105,697      95,437
  Mortgage backed
   securities         15,243      22,779      32,208      47,506
  U.S. Government
   agencies          163,457     174,212     333,708     322,882
  State &
   municipal
   subdivisions       22,877      23,198      45,945      46,396
 Other                 6,745       4,653      41,382      31,263

Total Interest
 Income           $3,437,282  $3,018,659  $6,830,572  $5,971,186

Interest Expense:
 Interest on
 deposits         $1,505,695  $1,217,532  $2,959,177  $2,384,147
 Interest on
 other
  borrowings          68,307      74,783     133,114     144,930
Total Interest
 Expense          $1,574,002  $1,292,315  $3,092,291  $2,529,077


The  accompanying notes are an integral part of  these  financial statements.
                      SOUTH BANKING COMPANY
                        ALMA,     GEORGIA
                CONSOLIDATED STATEMENT OF INCOME
                    AND COMPREHENSIVE INCOME


                 Three       Three       Six         Six
                   Months       Months       Months        Months
Ended            Ended       Ended       Ended
                 June 30,    June 30,    June 30,    June 30,
                 1998        1997        1998        1997
Net Interest
 Income           $1,863,280  $1,726,344  $3,738,281  $3,442,109

Provision for loan
 Losses               74,000      31,500     128,000      48,000

Net interest
 income after
 provision for
 loan losses      $1,789,280  $1,694,844  $3,610,281  $3,394,109

Other Operating
 Income:
 Service charge
  on deposit
  accounts        $  281,658  $  303,705  $  561,932  $  583,762
 Commission on
  Insurance           28,008      31,556      49,897      58,582
 Other income        109,118      97,528     170,990     172,485
 Gain (loss) on
  sale of
  securities              17           9          23          13
 Computer income      40,332      35,881      82,531      70,534

Total Other
 Operating Income $  459,133  $  468,679  $  865,373  $  885,376
Other Operating
 Expenses:
 Salaries         $  629,486  $  589,487  $1,225,325  $1,167,179
 Profit sharing
  & personnel
  expense            111,219     109,873     222,957     216,964
 Occupancy expense   131,084     145,343     238,717     263,301
 Furniture &
  fixtures
  expense            138,031     168,689     305,537     273,307


The  accompanying  notes are an integral part  of  these  financial statements.
                      SOUTH BANKING COMPANY
                        ALMA,     GEORGIA
                CONSOLIDATED STATEMENT OF INCOME
                    AND COMPREHENSIVE INCOME


                 Three       Three       Six         Six
                   Months       Months       Months        Months
Ended            Ended       Ended       Ended
                 June 30,    June 30,    June 30,    June 30,
                 1998        1997        1998        1997
Other Operating
 Expenses: (con't)
 Payroll taxes    $   70,817  $   41,068  $  109,686  $   80,984
 Data processing       2,607      11,084      43,392      73,976
 Other operating
  expenses           438,379     350,620     841,369     713,278
Total Other
 Operating
 Expenses         $1,521,623  $1,416,164  $2,986,983  $2,788,989

Income before
 income taxes     $  726,790  $  747,359  $1,488,671  $1,490,496
Applicable income
 taxes               217,046     246,048     444,894     480,453
Net Income        $  509,744  $  501,311  $1,043,777  $1,010,043

Other comprehensive
 income, net of tax:
 Unrealized gains
 (losses)
  on securities   $   38,934  $   52,493  $   44,297  $(  14,360)

Other Comprehensive
 Income (Loss)    $   38,934  $   52,493  $   44,297  $(  14,360)
Comprehensive
 income           $  548,678  $  553,804  $1,088,074  $  995,683

Per share data based
 on weighted average
 outstanding shares

Weighted average
 outstanding shares   399,500    400,000     399,500     401,419

Net Income        $     1.28  $     1.25  $     2.61   $    2.52


The accompanying notes are an integral part of these financial statements.

                      SOUTH BANKING COMPANY
                        ALMA,     GEORGIA
                     STATEMENT OF CASH FLOWS


                                    Six Months Six Months
                                    Ended       Ended
                                    June 30,   June 30,
                                    1998       1997
Cash Flows From Operating
 Activities:
 Net income                          $1,043,777      $1,010,043
 Add expenses not requiring
  cash:
  Provision for depreciation
   and amortization                     316,054         372,305
  Provision for loan losses             128,000          48,000
 Bond portfolio losses (gains)               23      (       13      )
 Gain on sale of other real
  estate owned                                -               -
 Increase (decrease) in taxes
  payable                               236,947         122,641
 Increase (decrease) in interest
  payable                               152,245         124,688
 Increase (decrease) in other
  liabilities                        (  229,140)        100,247
 (Increase) decrease in interest
  receivable                         (  190,962)     (  218,786      )
 (Increase) decrease in prepaid
  expenses                               29,784      (   43,929      )
 (Increase) decrease in other
  assets                                274,473          48,624
 Recognition of unearned loan
  income                             (   20,000)     (   11,006      )

Net Cash Used in Operating
 Activities                         $ 1,741,201     $ 1,552,814

Cash Flows From Investing
 Activities:
 Proceeds from sale of
  investment securities -
  available for sale                $         -     $         -
 Proceeds from maturities of
  investment securities -
  available for sale                  2,998,690         160,468
 Purchase of investment
  securities - available for sale   ( 3,552,086)    ( 2,896,170      )
 Net loans to customers             ( 8,012,662)    (12,065,462      )


The accompanying notes are an integral part of these financial statements.
                      SOUTH BANKING COMPANY
                        ALMA,     GEORGIA
                 STATEMENT OF CASH FLOWS (con't)


                                  Six Months   Six Months
                                  Ended         Ended
                                  June 30,     June 30,
                                  1998         1997
Cash Flows From Investing
 Activities: (con't)
Purchase of premise and equipment  $(   235,077)   $(   318,522      )
 Proceeds from sale of premises
  and equipment                               -               -
 Proceeds from other real estate
  owned                                       -               -
 Proceeds from maturities of
  investment securities held to
  maturity                            1,060,097       1,403,385
 Purchase of investment
  securities held to maturity       (   502,137)    (   398,398       )
 Purchase of FHLB stock             (    51,700)    (    15,400      )

Net Cash Used in Investing
 Activities                        $( 8,294,875)   $(14,130,099      )

Cash Flows From Financing
 Activities:
 Federal funds purchased repaid    $(   150,000)   $          -
 Net increase (decrease) in demand
  deposits, NOW and money market    ( 1,440,117)    ( 3,030,723      )
 Net increase (decrease) in savings
  and time deposit                    6,628,140       3,546,994
 Net increase (decrease) in
  borrowings                        (    65,000)         17,125
 Dividends paid                               -               -
 Redemptions of company stock                 -     (    43,750      )
 Increase in securities sold under
  repurchase agreement                        -       3,210,000

Net Cash Provided (Used) From
 Financing Activities              $  4,973,023    $  3,699,646

Net Increase (Decrease) in Cash
 and Cash Equivalents              $( 1,580,651)   $( 8,877,639      )
Cash and Cash Equivalents at
 Beginning of Year                   19,448,444      20,732,559
Cash and Cash Equivalents at
 End of Period                     $ 17,867,793    $ 11,854,920


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

                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

      Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of South Banking Company and its subsidiaries (the "Company") to meet those needs. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in short-term investments (Federal funds sold), at any given time, will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary banks (the "Banks") maintain relationships with correspondent banks, which could provide funds to them on short notice, if needed.

      The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at June 30, 1998 were considered satisfactory but on the lower level. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 1998, the Company's and the
Banks'  capital  asset  ratios were considered  well  capitalized based on guidelines established by regulatory authorities. During the three months ended June 30, 1998, total capital increased $548,678 to $13,584,032. This increase in capital resulted from net earnings of $ 509,744 and an increase of $38,934 in unrealized losses on securities available for sale, net of taxes.

      At June 30, 1998, South Banking Company had binding commitments for capital expenditures of approximately $500,000. The Company anticipates that approximately $100,000 will be required for capital expenditures during the remainder of 1998. Additional expenditures may be required for mergers and acquisitions. No additional mergers or acquisitions requiring cash are being negotiated at present.

Mergers and Acquisitions

      The results of operations for the three months ended June 30, 1998 and 1997 include the operations of the three wholly-owned subsidiary banks held prior to 1996 and the operations of Pineland State Bank, which was acquired January of 1996 in a transaction that was accounted for as a purchase.
Results of Operations

      The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Banks' ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

      The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits and borrowings such as Federal funds purchased, securities sold under repurchase agreements and Federal Home Loan Bank advances.

Comparison of Statements of Income

     The net interest margin was 5.43% and 5.94% during the three months ended June 30, 1998 and 1997, respectively, a decrease of 51 basis points. This variance is primarily attributable to fluctuations in the average rates charged and fees earned on loans.

     Net interest income was $1,863,280 as compared to $1,726,340
during   the  three  months  ended  June  30,  1998   and   1997,
respectively, representing an increase of 7.3%.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $74,000 and $31,500 during the three months ended June 30, 1998 and 1997, respectively.

      Following is a comparison of noninterest income for the three months ended June 30, 1998 and 1997.

                                 Three           Three
                                 Months Ended    Months Ended
                                  June 30, 1998   June 30, 1997
Service charges on deposits       $     281,658   $     303,705
Other service charges,
 commissions & fees                     137,126         129,084
Other income                             40,349          35,890

Total Noninterest Income          $     459,133   $     468,679

     Total noninterest income for the three months ended June 30, 1998 was $9,546 lower than during the same period in 1997.

      Following is an analysis of noninterest expense for the three months ended June 30, 1998 and 1997.

                                 Three           Three
                                 Months Ended    Months Ended
                                  June 30, 1998   June 30, 1997
Salaries and employee benefits    $     811,526   $     740,428
Occupancy and equipment expense         269,115         314,032
Data processing fees                      2,607          11,084
Other expense                           438,375         350,620

Total noninterest expense         $   1,521,623   $   1,416,164

      Total  noninterest expense for the three months ended  June
30, 1998 was $105,459 higher than during the same period in 1997.

      Salaries  and employee benefits for the three months  ended
June 30, 1998, was $71,098 higher than during the same period  in
1997.   The  increase in salaries and employee benefits  resulted
from normal increases in salaries and bonuses.

      Data  processing fees for the three months ended  June  30,
1998  were  $  8,477 lower than during the same period  in  1997.
Other operating expense for the three months ended June 30,  1998 increased $87,755 as compared to the same period in 1997.

      Following is a condensed summary of net income during the three months ended June 30, 1998 and 1997.

                                 Three           Three
                                 Months Ended    Months Ended
                                  June 30, 1998   June 30, 1997
Net interest income               $   1,863,280   $   1,726,344
Provision for loan losses                74,000          31,500
Other income                            459,133         468,679
Other expense                         1,521,623       1,416,164
Income before income taxes        $     726,790   $     747,359
Applicable income taxes                 217,046         246,048

Net Income                        $     509,744   $     501,311

      Net income increased $8,433 or 1.68% to $509,744 for the three months ended June 30, 1998 as compared to $501,311 for the three months ended June 30, 1997. As the policies of South Banking Company have been put into place in Pineland State Bank, the net income has increased substantially to account for most of the increase.

Comparison of Balance Sheets

       Total   assets  increased  by  $5,151,676  or   3.41%   to
$156,141,157  at  June 30, 1998 from $150,989,481  at  March  31,
1998.

      Total earning assets increased by $3,767,511, or 2.78% to $139,237,694 at June 30, 1998 from $135,470,183 at March 31,
1998.

     Total loans, net of the allowance for loan losses, increased by $5,803,049 or 5.44% to $112,458,786 at June 30, 1998 from
$106,655,737 at March 31, 1998.

       Total  deposits  increased  by  $4,651,108  or  3.49%   to
$137,790,115  at  June 30, 1998 from $133,139,007  at  March  31,
1998. Approximately 14.7% and 14.9% of deposits were noninterest-bearing as of June 30, 1998 and March 31, 1998, respectively.

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

      The allowance for loan losses was 1.68% of total loans outstanding at June 30, 1998 and 1.77% of total loans outstanding at March 31, 1998. Management considers the allowance for loan losses as of June 30, 1998 adequate to cover potential losses in the loan portfolio.

                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
                     PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings - No change.

Item 6.   Exhibits and Reports on Form 8-K

      (A)  Exhibits - None

      (27) Financial Data Schedule

              The registrant has not filed any reports on Form 8-
           K during the six month period ended June 30, 1998.

                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SOUTH BANKING COMPANY
                                    (Registrant)



Date:    August 11, 1998           By:   Paul T. Bennett
                                     Paul T. Bennett
                                     President


Date:    August 11, 1998           By:   Olivia Bennett
                                     Olivia Bennett
                                     Vice President