Form 10-Q
period 1998-09-30
SOUTH BANKING CO
filed 1998-11-13
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934



For quarter ended  September 30, 1998  Commission file number  2-71249


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

                          Yes    X        No


       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1998.


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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      CONSOLIDATED BALANCE SHEETS


                                             September 30             ,D
ecember 31                                             ,
                                            1998                       1
      997

                                 ASSETS

Cash and due from banks                     $  3,523,687  $  8,128,444

Deposits in other banks -
 interest bearing                           $  1,637,000  $  1,280,000

Investment securities:
 Available for sale                         $ 16,031,014  $ 15,341,990

 Held to maturity                           $  1,047,782  $  1,605,567

Georgia Bankers stock                       $    547,283  $    547,283

Federal Home Loan Bank stock                $    395,500  $    344,500

Stock - C B Financial Corp                  $    300,000  $          -

Federal funds sold                          $ 10,235,000  $ 10,040,000

Loans                                       $118,084,713  $106,525,222
Less:  Unearned discount                      (   131,055              )
(   149,418                                            )
Reserve  for loan losses                      ( 1,930,401              )
( 1,821,680                                            )

                                            $116,023,257  $104,554,124

Bank premises and equipment                 $  4,048,045  $  4,078,502

Goodwill                                    $    276,409  $    315,514

Other assets                                $  4,369,961  $  3,658,636


Total Assets                                $158,434,938  $149,894,560

The   accompanying  notes  are  an  integral  part  of  these  financial statements.
                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                  CONSOLIDATED BALANCE SHEETS (con't)

                                             September 30             ,D
ecember 31                                             ,
                                             1998                      1
                                           997

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing                $ 18,797,974  $ 22,230,080
           Demand - interest bearing          22,623,559    21,996,765
           Savings                             8,742,125     8,668,639
           Time                               88,801,174    79,706,608
                                            $138,964,832  $132,602,092
Borrowing                                      3,549,822     3,347,322
Accrued expenses and other
 liabilities                                   1,563,185     1,299,188
Federal funds purchased                                -       150,000
Note payable - FHLB                              160,000             -

Total Liabilities                           $144,237,839  $137,398,602

Stockholders' Equity
Common stock $1 par value; shares
 Authorized - 1,000,000, shares issued
 and outstanding - September 30, 1998
 and December 31, 1997, 399,500
 and 399,500, respectively                  $    399,500  $    399,500
Surplus                                        3,070,831     3,070,831
Undivided profits                             10,567,174     8,981,846
Unrealized gain (loss) on
 securities                                      159,594        43,781

Total Stockholders' Equity                  $ 14,197,099  $ 12,495,958


Total Liabilities and
 Stockholders' Equity                       $158,434,938  $149,894,560


The   accompanying  notes  are  an  integral  part  of  these  financial statements.
                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME

                  Three        Three
                  Months       Months        Nine Months  Nine Months
                  Ended        Ended        Ended        Ended
                  September    September    September    September
                  30, 1998     30, 1997     30, 1998     30, 1997
Interest Income:
 Interest & fees
  on loans         $ 3,218,249  $ 2,820,912  $ 9,178,841  $ 8,021,062
 Interest on federal
  funds sold           143,669       86,191      423,354      262,851
 Interest on deposits
  with other banks      24,596       19,926       55,951       70,818
 Interest on
  investment
  securities:
  U.S. Treasury         54,630       55,096      160,327      150,533
  U.S. Government
   agencies            161,934      168,751      495,642      491,633
  Mortgage backed
   bonds                14,009       18,617       46,217       66,123
  State & municipal
   subdivisions         22,877       21,002       68,822       67,398
 Other                   7,974        5,016       49,356       36,279

Total Interest
 Income            $ 3,647,938  $ 3,195,511  $10,478,510  $ 9,166,697
Interest Expense:
 Interest on
  deposits         $ 1,588,301  $ 1,285,488  $ 4,547,478  $ 3,669,635
 Interest on other
  borrowings            69,391      103,375      202,505      248,305
Total Interest
 Expense           $ 1,657,692  $ 1,388,863  $ 4,749,983  $ 3,917,940
Net interest income$ 1,990,246  $ 1,806,648  $ 5,728,527  $ 5,248,757
Provision for loan
 losses                 54,000       42,000      182,000       90,000
Net interest income
 after provision
 for loan losses   $ 1,936,246  $ 1,764,648  $ 5,546,527  $ 5,158,757


The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               CONSOLIDATED STATEMENTS OF INCOME (con't)

                   Three        Three
                   Months       Months        Nine Months  Nine Months
                   Ended        Ended        Ended        Ended
                   September    September    September    September
                   30, 1998     30, 1997     30, 1998     30, 1997
Other Operating Income:
 Service charge on
  deposit accounts  $   280,038  $   306,675  $   841,970   $  890,437
 Commission on
  insurance              17,813       18,949       67,710       77,531
 Other income           124,358       38,488      295,348      210,973
 Computer processing
  fees                   32,006       40,470      114,537      111,004
 Gain (loss) on sale
  of securities             115          198          138          211

Total Other
 Operating Income   $   454,330  $   404,780  $ 1,319,703  $ 1,290,156
Other Operating
 Expenses:
 Salaries           $   672,802  $   575,559  $ 1,898,127  $ 1,742,738
 Profit sharing &
  personnel expense     122,513      130,493      345,470      347,457
 Occupancy expense       94,662      113,057      333,379      376,358
 Furniture &
  fixtures expense      233,622      116,162      539,159      389,469
 Payroll taxes           14,165       38,612      123,851      119,596
 Data processing         52,930       50,815       96,322      124,791
 Other operating
  Expenses              402,975      429,646    1,244,344    1,142,924
Total Other
 Operating Expenses $ 1,593,669  $ 1,454,344  $ 4,580,652  $ 4,243,333
Income before income
 taxes              $   796,907  $   715,084  $ 2,285,578  $ 2,205,580
Applicable income
 taxes                  255,356      227,801      700,250      708,254


Net Income          $   541,551  $   487,283  $ 1,585,328  $ 1,497,326



The   accompanying  notes  are  an  integral  part  of  these  financial statements.
                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME (con't)
                   Three        Three
                   Months       Months        Nine Months  Nine Months
                   Ended        Ended        Ended        Ended
                   September    September    September    September
                   30, 1998     30, 1997     30, 1998     30, 1997
Other comprehensive
 income, net of tax:
 Unrealized gains
 (losses) on
   Securities        $    71,516  $(   39,880            )  $   115,813$
    12,613

Other Comprehensive
  Income (Loss)      $    71,516  $(   39,880            )  $   115,813$
12,613

Comprehensive
  Income             $   613,067  $   447,403               $ 1,701,141$
 1,509,939


Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares                399,500      399,707      399,500      400,839


Net Income          $      1.36  $      1.22  $      3.97  $      3.73

The   accompanying  notes  are  an  integral  part  of  these  financial statements.
                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                       STATEMENTS OF CASH FLOWS



                                             Nine Months   Nine Months
                                            Ended         Ended
                                            September     September
                                            30, 1998      30, 1997

Cash Flows from Operating Activities:

 Net income                                  $ 1,585,328   $ 1,497,326
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                  493,804       522,418
  Provision for loan losses                      182,000        90,000
 Bond portfolio gains (losses)                       138           211
 Gain on sale of other real estate owned               -             -
 Increase (decrease) in taxes payable             12,930       112,681
 Increase (decrease) in interest
  payable                                        145,274       265,891
 Increase (decrease) in other liabilities        105,793       123,468
 (Increase) decrease in interest
   receivable                                  (  392,333             )(
332,796                                                )
 (Increase) decrease in prepaid expenses          59,044        11,035
  (Increase) decrease in other assets          (  378,597             )1
16,952
  Recognition of unearned loan income          (   18,363              )
  18,659

Net Cash Used in Operating Activities        $ 1,795,018   $ 2,425,845


Cash Flows from Investing Activities:

 Proceeds from sale of investment
  securities - available for sale            $         -   $         -
 Proceeds from maturities of
  investment securities - available
  for sale                                     4,919,373     1,664,314
 Purchase of investment securities -
   available for sale                         ( 5,501,423             )(
4,194,381                                              )
  Net loans to customers                      (11,632,770             )(
13,181,641          )  Purchase of premise and equipment   (    415,156)
(   734,689                                            )
 Proceeds from sale of premises and
  equipment                                            -             -
 Proceeds from maturity of investment
     securities    -    held   to   maturity                   1,060,098
1,654,696
 Purchase of investment securities -
   held to maturity                           (   502,137             )(
398,398                                                )


The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    STATEMENTS OF CASH FLOWS (con't)


                                           Nine Months   Nine Months
                                           Ended         Ended
                                           September     September
                                           30, 1998      30, 1997

Cash Flows from Investing Activities: (con't)

Purchase of CB Financial Corp stock         $(   300,000              )$
-
Purchase  of FHLB stock                       (    51,000              )
(    15,400                                            )

Net Cash Used in Investing Activities       $(12,423,015              )$
(15,205,499                                            )


Cash Flows from Financing Activities:

 Net increase (decrease) in demand
  deposits, NOW and money market            $(2,805,312)   $(1,059,173)
 Net increase (decrease) in savings
  and time deposits                            9,168,052     8,117,348
 Net increase (decrease) in borrowings           202,500       211,921
 Dividends paid                                        -             -
 Redemptions of company stock                          -    (   49,750)
 Increase (decrease) in federal
   funds sold                                 (   150,000             )8
20,000
 Increase note payable - FHLB                    160,000             -


Net Cash Provided (Used) From
 Financing Activities                        $ 6,575,240   $ 8,040,346

Net Increase (Decrease) in Cash
  and Cash Equivalents                        $(4,052,757             )$
(4,739,308                                             )

Cash and Cash Equivalents at
 Beginning of Period                          19,448,444    20,732,559

Cash and Cash Equivalents at
 End of Period                               $15,395,687   $15,993,251

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

      The liquidity and capital resources of the Company is monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at September 30, 1998 were considered satisfactory but on the lower level. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 1998, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities. During the three months ended September 30, 1998, total capital increased $613,067 to $14,197,099. This increase in capital resulted from net earnings of $541,551 and an increase of $71,576 in unrealized losses on securities available for sale, net of taxes.

       At September 30, 1998, South Banking Company had binding commitments for capital expenditures of approximately $200,000. No additional mergers or acquisitions requiring cash are being negotiated at present.

Mergers and Acquisitions

      The results of operations for the three months ended September 30, 1998 and 1997 include the operations of the three wholly-owned subsidiary banks held prior to 1996 and the operations of Pineland State Bank, which was acquired January of 1996 in a transaction that was accounted for as a purchase.

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

Comparison of Statements of Income

     The net interest margin was 5.70% and 5.59% during the three months ended September 30, 1998 and 1997, respectively, an increase of 11 basis points. This variance is primarily attributable to fluctuations in the average rates charged and fees earned on loans.

      Net  interest  income was $1,990,246 for the  three  months  ended
September 30, 1998 as compared to $1,806,648 during the three months ended September 30, 1997, representing an increase of 10.16%.

      The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $54,000 and $42,000 during the three months ended September 30, 1998 and 1997, respectively.

      Following is a comparison of noninterest income for the three months ended September 30, 1998 and 1997.
                                          Three Months    Three Months
                                          Ended          Ended
                                          September 30,   September 30,
                                          1998           1997

Service charges on deposits                $     280,038  $    306,675
Other service charges, commissions
 & fees                                           49,819        59,419
Other income                                     124,473        38,686

Total Noninterest Income                   $     454,330  $    404,780

      Total noninterest income for the three months ended September  30,
1998  was  $49,550  higher than during the same  period  in  1997.   The
primary increase is related to sale of SBA guarantee portion of a loan.

      Following is an analysis of noninterest expense for the three months ended September 30, 1998 and 1997.

                                          Three Months    Three Months
                                          Ended          Ended
                                          September 30,   September 30,
                                          1998           1997

Salaries and employee benefits             $     795,315  $    706,052
Occupancy and equipment expense                  328,284       229,219
Data processing fees                              52,930        50,815
Other expense                                    417,140       468,258

Total noninterest expense                  $   1,593,669  $  1,454,344

      Total noninterest expense for the three months ended September 30, 1998 was $139,325 higher than during the same period in 1997.

     Salaries and employee benefits for the three months ended September 30, 1998, was $89,263 higher than during the same period in 1997. The increase in salaries and employee benefits resulted from normal increases in salaries and bonuses and preparation to open a new branch.

      Data processing fees for the three months ended September 30, 1998 were $2,115 higher than during the same period in 1997. Other operating expense for the three months ended September 30, 1998 decreased $51,118 as compared to the same period in 1997.

      Following is a condensed summary of net income during the three months ended September 30, 1998 and 1997.

                                           Three Months   Three Months
                                           Ended         Ended
                                             September 30             ,S
eptember 30                                            ,
                                           1998          1997

Net interest income                         $  1,990,246  $  1,806,648
Provision for loan losses                         54,000        42,000
Other income                                     454,330       404,780
Other expense                                  1,593,669     1,454,344
Income before income taxes                  $    796,907  $    715,084
Applicable income taxes                          255,356       227,801

Net Income                                  $    541,551  $    487,283

      Net income increased $54,268 or 11.14%to $541,551 for the three months ended September 30, 1998 as compared to $487,283 for the three months ended September 30, 1997. Pineland State Bank continues to add to net income since its acquisition in 1996. The implemented policies of South Banking Company continue to have favorable results in the operation as compared to preacquisition.

Comparison of Balance Sheets

      Total assets increased by $2,293,781 or 1.47% to $158,434,938 at September 30, 1998 from $156,141,157 at June 30, 1998.

       Total earning assets increased by $5,022,485, or 3.51% to $147,978,292 at September 30, 1998 from $142,955,807 at June 30, 1998.

      Total  loans, net of the allowance for loan losses,  increased  by
$3,564,471  or  3.17%  to  $116,023,257  at  September  30,  1998   from
$112,458,786 at June 30, 1998.

      Total deposits increased by $1,174,717 or .85% to $138,964,832 at September 30, 1998 from $137,790,115 at June 30, 1998. Approximately 13.5% and 14.7% of deposits were noninterest-bearing as of September 30, 1998 and June 30, 1998, respectively.

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

     Loans charged off in 1998 total $159,530 with recoveries of $86,251 for a net of $73,279. This represents a slight increase over prior year. Loans at two banks have experienced some decline in quality as the local economies, especially agricultural, have deteriorated slightly. Two banks have added to their reserve to compensate for the decline. Past due and nonaccrual loans have increased slightly as the economy has been affected by weather related agricultural problems.

      The allowance for loan losses was 1.63% of total loans outstanding at September 30, 1998 and 1.68% of total loans outstanding at June 30, 1998. Management considers the allowance for loan losses as of September 30, 1998 adequate to cover potential losses in the loan portfolio.
                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
                     PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings - No change.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits - None

         (27) Financial Data Schedule

               The registrant has not filed any reports on form 8-K during the nine month period ended September 30, 1998.
                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)


Date:    11-13-98                  By:  Paul T. Bennett
                                     Paul T. Bennett
                                     President



Date:    11-13-98                  By:   Olivia Bennett
                                     Olivia Bennett
                                     Vice President