Form 10-K
period 1998-12-31
SOUTH BANKING CO
filed 1999-03-31
CIK 351566

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1998
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

             Class                    Outstanding at February 28, 1999
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

     During 1998, Alma Bank formed South Financial Products, Inc. as a vehicle to enter the financial services market. A limited number of transactions occurred in 1998 with expectations of increased business in 1999.

The Banks

     The Banks operate full service banking business in Bacon, Appling, Candler and Camden Counties, Georgia, providing such customary banking services as checking and savings accounts, various other types of time deposits, safe deposit facilities and money transfers. The Banks also finance commercial and agricultural transactions, make secured and unsecured loans, and provide other financial services to its customers. The Banks do not conduct trust activities. On December 31, 1997, Alma Bank and Peoples Bank ranked, on the basis of total deposits, as the smaller of the two banks in Bacon and Appling Counties and the 225th and 282nd largest banks among 353 banks in Georgia. Citizens Bank, one of five banking operations in Camden County, ranked the 334th largest bank among 353 banks in Georgia and Pineland Bank, one of three banking operations in Metter, Georgia, ranked the 312th largest bank among 353 banks in Georgia, Sheshunoff's Banks of Georgia (1998 edition).

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

     At December 31, 1998, the Banks had correspondent relationships with 15 other commercial banks. These correspondent banks provide certain services to the banks such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for the services, the Banks maintain certain balances with its correspondents in noninterest bearing accounts.

Employees

     On December 31, 1998, the Registrant and its subsidiaries had 91 full-time and 11 part-time employees. The Registrant is not a party to any collective bargaining agreement and employee relations are deemed to be good.

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

Customers

     The majority of the Banks' customers are individuals and small to medium-sized businesses headquartered within its service area. The Banks are not dependent upon a single or a very few customers, the loss of which would have a material adverse effect on the Banks. No customer accounts for more than 5% of the Banks' total deposits at any time. Management does not believe that the Banks' loan portfolio is dependent on a single customer or group of customers concentrated in a particular industry whose loss or insolvency would have a material adverse effect on the Banks.

Systems

  During 1998, the Company completely tested all of its core application systems for Year 2000 readiness. For further information, please see the "General" heading in Managements' Discussion and Analysis.

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

     The principal source of South's cash revenues is dividends from its subsidiaries. The prior approval of the FRB or the Georgia Department of Bankers, as the case may be, is required if the total of all dividends declared by any state member bank of the Federal Reserve System in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The relevant Federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include South and the Subsidiary Banks from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute such an unsafe or unsound practice.

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

     In addition, the Banks are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with South. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

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

     In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I Capital to total assets, less goodwill (the "Leverage Ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a "tangible Tier I capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

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

     The written policies of the Georgia Department of Banking and Finance (the "DBF") require that state banks in Georgia generally maintain a minimum ratio of primary capital to total assets of 6.0%. At December 31, 1998, the Banks were in compliance with these requirements. In addition, the DBF is likely to compute capital obligations in accordance with the risk-based capital rules while continuing to require a minimum absolute level of capital.

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

     Legislation has passed that would allow banks to branch statewide subject to certain restrictions. This law became effective July 1, 1996.

     Georgia banking laws permit bank holding companies to own more than one bank, subject to the prior approval of the Georgia Department of Banking and Finance; thereby, in effect, permitting statewide banking organizations. Such banks may be acquired as subsidiaries of the Registrant or merged into its existing bank subsidiaries.

Support of Subsidiary Banks

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

Recent Legislative and Regulatory Action

     On April 19, 1995, the four Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulations contain three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals; (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas; and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures were scheduled to begin for institutions with assets of less than $250 million.

     These regulations have had little or no effect on South and the Subsidiary Banks. Congress and various Federal agencies (including Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

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

Omnibus Budget Reconciliation Act of 1993

     The Omnibus Budget Reconciliation Act of 1993 (the "Tax Act") continues the recent legislation affecting banks and financial institutions. The Tax Act was designed as a deficit reduction with similarities to the 1990 Act which was also designed to slice $500 billion from the deficit.

     Generally the Tax Act affects all corporations as to a new 35% tax rate for income in excess of $10 million and the maximum corporate capital gains rate was increased to 35%. The Registrant currently will not be affected by the change due to the income level of the Registrant. Various other provisions would restrict certain deductions and/or change the treatment of certain transactions.

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

Recent and Proposed Changes in Accounting Rules

     In June, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The statement is effective for annual and quarterly financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. For the Company, the statement became effective in the first quarter of 1998 and required reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. Comprehensive income is defined by the statement as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." While the adoption of this statement changed the look of the Company's financial statements, it did not have a material effect on the Company.

     Also, in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement is effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. A company is required to report on operating segments based on the management approach. An operating segment is defined as any component of an enterprise that engages in business activities from which it may earn revenues and incur expenses. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.
The adoption of this standard did not have a material effect on the Company.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. To the extent practical, the statement also standardizes disclosures for retiree benefits. The adoption of this standard did not have a material effect on the Company.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier adoption permitted. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this standard will not have a material effect on the Company.

     In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment to SFAS No. 65. This statement is effective for the first fiscal quarter beginning after December 15, 1998, (or January 1, 1999 for the Company). The statement requires that after the securitization of mortgage loans held for sale, any retained mortgage-backed securities be classified in accordance with SFAS No. 115, based on the entity's ability and intent to sell or hold those investments. Prior to this statement, mortgage banking entities were required to classify these securities as trading only. The adoption of this standard did not have a material effect on the Company.

Industry Developments

     Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution's industry. Because of the uncertainty of the final terms and likelihood of passage of the proposed legislation, the Company is unable to assess the impact of any proposed legislation on its financial condition or operations at this time.

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

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIALS

A. The condensed average balance sheets for the periods indicated are presented below.
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1998          1997          1996
ASSETS                                     (In Thousands)
Cash and due from banks        $     5,736   $     8,723   $     5,421
Cash in bank - interest
 bearing                             1,411         1,412         2,138
Taxable investment securities       15,285        12,026        14,598
Nontaxable investment securities     1,945         1,833         1,947
Others                                 932           833           556
Federal funds sold and
 securities purchased under
 agreements to resell               11,354         7,202         9,593
Loans - net                        111,239        96,657        84,023
Other assets                         8,625         7,944         7,523

Total Assets                   $   156,527   $   136,630   $   125,799

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: Demand - non-interest
           bearing             $    20,209   $    18,052   $    17,379
     Demand - interest bearing      22,732        21,118        20,380
     Savings                         9,048         8,327         7,903
     Time                           86,113        72,070        64,401
Total Deposits                 $   138,102   $   119,567   $   110,063
Federal funds purchased                  -           507           343
Other borrowed funds                 3,380         3,614         3,741
Other liabilities                    1,694         1,102           888

Total Liabilities              $   143,176   $   124,790   $   115,035
Shareholders' equity                13,351        11,840        10,764

Total Liabilities and
 Shareholders' Equity          $   156,527   $   136,630   $   125,799

B. Interest Rates. The tables below show for the periods indicated the average amount outstanding for major categories of interest earning assets and interest bearing liabilities; the average interest rates earned or paid; the interest income and expense earned or paid thereon; net interest earnings and the net yield on interest-earning assets. (1)

                                    Year Ended December 31, 1998
                               Average        Yield/
                               Balance        Interest       Rate
ASSETS                                      (In Thousands)
Cash in banks - interest
 bearing                       $     1,411    $       82          5.81%
Loans                              111,239        12,152         10.92
Taxable investments                 15,285           936          6.12
Non-taxable investments              1,945            92          4.73
Other                                  932            57          6.11
Federal funds sold and
 securities purchased
 under agreements to resell         11,354           601          5.29
Total Interest-Bearing
 Assets                        $   142,166   $    13,920          9.79%

LIABILITIES
Demand - interest bearing      $    22,732   $       678          2.98%
Savings deposits                     9,048           288          3.18
Other time deposits                 86,113         5,164          5.99
Other borrowing                      3,380           262          7.75
Federal funds purchased                  -             -             -
Total Interest-Bearing
 Liabilities                   $   121,273   $     6,392          5.27%

Net interest earnings                        $     7,528
Net yield on interest earning assets                              4.52%

                                    Year Ended December 31, 1997
                               Average        Yield/
                               Balance        Interest       Rate
ASSETS                                      (In Thousands)
Cash in banks - interest
 bearing                       $     1,412    $       92          6.50%
Loans                               96,657        10,770         11.14
Taxable investments                 12,026           941          7.82
Non-taxable investments              1,833            90          4.91
Other                                  833            42          5.04
Federal funds sold and
 securities purchased
 under agreements to resell          7,202           393          5.45
Total Interest-Bearing Assets  $   119,963   $    12,328         10.28%

LIABILITIES
Demand - interest bearing      $    21,118   $       720          3.41%
Savings deposits                     8,327           258          3.10
Other time deposits                 72,070         4,074          5.65
Other borrowing                      3,614           305          8.44
Federal funds purchased                507            30          5.91

Total Interest-Bearing
 Liabilities                   $   105,636   $     5,387          5.10%

Net interest earnings                        $     6,941
Net yield on interest earning assets                              5.18%

                                     Year Ended December 31, 1996
                               Average        Yield/
                               Balance        Interest       Rate
ASSETS                                      (In Thousands)
Cash in banks - interest
 bearing                       $     2,138    $      119          5.57%
Loans                               84,023         9,479         11.28
Taxable investments                 14,598           879          6.02
Non-taxable investments              1,947            95          4.88
Other                                  556            28          5.04
Federal funds sold and
 securities purchased
 under agreements to resell          9,593           506          5.27

Total Interest-Bearing Assets  $   112,855   $    11,106          9.84%

LIABILITIES
Demand - interest bearing      $    20,380   $       579          2.84%
Savings deposits                     7,903           231          2.92
Other time deposits                 64,401         3,703          5.75
Other short term borrowing           3,741           292          7.81
Federal funds purchased                343            18          5.25

Total Interest-Bearing
 Liabilities                   $    96,768   $     4,823          4.98%

Net interest earnings                        $     6,283
Net yield on interest earning assets                              4.86%

(1) Note: Loan fees are included for rate calculation purposes. Loan fees included in interest amounted to approximately $810,462 in 1998, $732,852 in 1997 and $723,885 in 1996. Non accrual loans have been included in the average balances.

C. Interest Differentials. The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.

1998 compared to 1997
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
Interest earned on:                       (In Thousands)
Cash in banks - interest
 bearing                       $         -   $(       10)  $(       10)
Loans                                1,624    (      242)        1,382
Taxable investments                    255    (      260)   (        5))
Nontaxable investments                   5    (        3))           2
Other                                    5            10            15
Federal funds sold and
 securities purchased under
 agreement to resell                   230    (       22)          208

Total Interest-Earning Assets  $     2,119   $(     527)   $     1,592

1998 compared to 1997 (con't)
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
Interest paid on:
 NOW deposits                  $        55   $(       97)  $(       42)
 Savings deposits                       22             8            30
 Other time deposits                   793           297         1,090
 Other borrowing                (       20))   (       23)  (       43))
 Federal funds purchased        (       30             -    (       30))

Total Interest-Bearing
 Liabilities                   $       820   $       185   $     1,005

Net Interest Earnings          $     1,299   $(      712)  $       587

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

1996 compared to 1995
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
Interest earned on:                       (In Thousands)
Cash in banks - interest
 bearing                       $        65   $        13   $        78
Loans                                2,698    (      215)        2,483
Taxable investments                    366             -           366
Nontaxable investments                  50    (       14            36)
Other                                   10             8            18
Federal funds sold and
 securities purchased under
 agreement to resell                    92    (       58)           34

Total Interest-Earning Assets  $     3,281   $(      266)  $     3,015

Interest paid on:
 NOW deposits                  $       139   $        33   $       172
 Savings deposits                       34            15            49
 Other time deposits                 1,298    (      175)        1,123
 Other borrowing                       205    (       57)          148
 Federal funds purchased                17             -            17

Total Interest-Bearing
 Liabilities                   $     1,693   $(      184)  $     1,509

Net Interest Earnings          $     1,588   $(       82)  $     1,506

(1) The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to average balances outstanding in the later year.

II.  INVESTMENT PORTFOLIO

A. Types of Investments The carrying amounts of investment securities at the dates indicated are summarized as follows:

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1998          1997          1996
                                           (In Thousands)
U. S. Treasury and other
 U. S. government agencies
 and corporations              $    14,750   $    13,892   $    12,381
State and political
 subdivisions (domestic)             1,959         1,976         1,888
Mortgage backed securities             732         1,080         1,544
Equities                               300             -             -

Totals                         $    17,741   $    16,948   $    15,813

B. Maturities The amounts of investment securities in each category as of December 31, 1998 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, (4) after ten years.

                    U. S. Treasury
                    and Other U. S.
                    Government        State
                    Agencies and      and Political     Mortgage Backed
                    Corporations      Subdivisions      Securities
                             Average           Average
                             Yield             Yield             Average
                    Amount   (1)      Amount   (1)(2)   Amount   Yield
                                       (In Thousands)
Maturity:
One year or less    $ 2,159     5.99% $   196     6.54% $   124     6.00
After one year
 through five years  11,449     5.92    1,132     7.18      313     6.04
After five years
 through ten years    1,140     5.75        -        -        -        -
After ten years           -        -      632     8.85      295     6.65

Totals              $14,748     5.92% $ 1,960     7.65% $   732     6.28%

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

III.  Loan Portfolio

  A. Types of Loans The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan.

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1998          1997          1996
                                           (In Thousands)
Commercial, financial and
 agricultural                  $    29,889   $    29,728   $    19,565
Real estate - mortgage              58,005        52,544        53,813
Real estate - construction           7,909         6,968         3,798
Installments                        19,157        17,285        11,870
                               $   114,960   $   106,525   $    89,046
Less - Unearned income                 154           149           150
       Reserve for possible
        losses                       1,971         1,822         1,781

Total Loans                    $   112,835   $   104,554   $    87,115

B. Maturities and Sensitivity to Changes in Interest Rates The amount of total loans by category outstanding as of December 31, 1998 which, based on remaining repayments of principal, are due in (1) one year or less, (2) more than one year but less than five and (3) more than five years are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.
                                  Maturity Classification
                                 Over One
                   One Year      Through       Over
                   or Less       Five Years    Five Years    Total
                                      (In Thousands)
Types of Loans
Commercial,
 financial and
 agricultural      $    24,320    $    5,071   $       498   $   29,889
Real estate
 mortgage               39,144        11,192         7,669       58,005
Real estate
 construction           63,647           400         1,095        7,909
Installment              7,304         8,973         2,880       19,157

Total loans due
 after one year
 with:
 Predetermined
  interest rate                       37,738
 Floating interest
  rate                                    90

C. Nonperforming Loans The following table presents, at the dates indicated, the aggregate amounts of nonperforming loans for the categories indicated.
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1998          1997          1996
                                          (In Thousands)
Loans accounted for on a
 non-accrual basis             $       557   $       311   $       557

Loans contractually past
 due ninety days or more
 as to interest or principal
 payments                              492           760           226

Loans, the terms of which
 have been renegotiated to
 provide a reduction or
 deferral of interest or
 principal because of a
 deterioration in the financial
 position of the borrower               37            36            35

C. Nonperforming Loans - (con't)

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1998          1997          1996
                                           (In Thousands)
Loans now current about which
 there are serious doubts as
 to the ability of the borrower
 to comply with present loan
 repayment terms                         -             -             -

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

E.  Rate Sensitivity Analysis
                          SOUTH BANKING COMPANY
                            DECEMBER 31, 1998

                                       +-------Interest Sensitive-----+
                                       0 -        91 -       1 to 3
                                       90 Day     365 Days   Years
                                                (Thousands of Dollars)
Earning Assets:
 Loans                                 $  57,716  $  19,046  $  16,167
 Investment securities                     1,455      1,320      5,062
 Interest bearing deposits                   397        863        180
 Federal funds sold and
  securities purchased under
  agreement to resell                     17,648          -          -

Total Earning Assets                   $  77,216  $  21,229  $  21,409

Supporting Sources of Funds
 Savings                               $   9,057  $       -  $       -
 Money market and NOW                     24,613          -          -
 Other time deposits                      20,059     43,236      3,886
 CD's - $100,000 or more                   5,700     15,003        312
 Other borrowings                          3,003        300          -

Total Interest Bearing
 Deposits                              $  62,432  $  58,539  $   4,198

Demand deposits and other funds
 supporting earning assets -
 non interest earning                  $       -  $       -  $       -

Total Supporting Sources
 of Funds                              $  62,432  $  58,539  $   4,198

Interest Sensitive - interest
 earning assets less interest
 bearing liabilities                   $  14,784  $( 37,310) $  17,211

Cumulative interest rate sensitivity
 gap                                   $  14,784  $( 22,526) $(  5,315)

Interest rate sensitivity gap ratio         1.24        .36       5.09

Cumulative interest rate sensitivity
 gap ratio                                  1.24        .81        .96


3 to 5         5 Years +
Years          Over         Total


$   9,366      $  12,664    $ 114,959
    7,832          2,073       17,742
        -             99        1,539


        -              -       17,648

$  17,198      $  14,836    $ 151,888


$       -      $       -    $   9,057
        -              -       24,613
      580              -       67,761
      244              -       21,259
        -              -        3,303


$     824      $       -    $ 125,993



$       -      $       -    $  23,300


$     824      $       -    $ 149,293



$  16,374      $  14,836    $   2,595

     $  11,059 $  25,895    $   2,595

    20.87              -            -

     1.09           1.21         1.02

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

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1998          1997          1996
                                          (In Thousands)
A.  Average amount of loans
     outstanding               $   111,239   $    96,657   $    84,023
B.  Balance of reserve for
     possible loan losses at
     beginning of period       $     1,822   $     1,781   $       994
C.  Loans charged off:
     Commercial, financial
      and agricultural         $        10   $        44   $        57
     Real estate - mortgage             75           123            30
     Installments                      172            97           172

                               $       257   $       264   $       259
D.  Recoveries of loans
     previously charged off:
     Commercial, financial
      and agricultural         $        20   $        34   $       161
     Real estate                         2             8            68
     Installment                        98            83            45

                               $       120   $       125   $       274
E.  Net loans charged off
     during period             $       137   $       139   $(       15)
    Additions to reserve
     charged to operating
     expense during period (1) $       286   $       180   $       201
    Addition from bank
     acquisition                         -             -           571

                               $       286   $       180   $       772
F.  Balance of reserve for
     possible loan losses at
     end of period             $     1,971   $     1,822   $     1,781
G.  Ratio of net loans charged
     off during the period to
     average loans outstanding         .12           .14    (      .02)

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

V.  Deposits

A. Average deposits, classified as demand deposits, savings deposits and time certificates of deposit for the periods indicated are presented below:
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1998          1997          1996
                                           (In Thousands)
Demand deposits                $    20,209   $    18,052   $    17,379
NOW deposits                        22,732        21,118        20,380
Savings deposits                     9,048         8,327         7,903
Time certificates of deposits       86,113        72,070        64,401

Total Deposits                 $   138,102   $   119,567   $   110,063

B. The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

Three months or less                                       $     5,700
Over three through twelve months                                15,003
Over twelve months                                                 556

Total                                                      $    21,259

VI.  Return on Assets and Shareholders' Equity

     The following rate of return information for the periods indicated is presented below:

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1998          1997          1996
Return on assets (1)                  1.23%         1.13%         1.14%
Return on equity (2)                 14.45         13.06         13.29
Dividend payout ratio (3)            13.46         15.54         15.54
Equity to assets ratio (4)            8.53          8.67          8.56

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

     Pineland Bank's main banking office is located at 257 North Broad Street, Metter, Georgia 30439. The building, containing approximately 10,000 square feet of usable office and banking space, and the land, approximately 1 acre, are owned by the Pineland Bank. The Bank opened a branch in 1998 on land under a long term lease.

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

     None applicable.

Part II.

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     There is no public market for the common stock of South or the Banks. The last known selling price of South's common stock, based on information available to South's management, was $12.00 per share on February 23, 1999. As of March 1, 1999, the Company had 483 shareholders with 399,500 shares outstanding.

     For the years ended December 31, 1998, 1997 and 1996, South paid cash dividends of $259,654 or $.65 per share, $239,681 or $.60 per share, and $219,849 or $.55 per share, respectively. These dollars equate to dividend payout ratios (dividends declared divided by net income) of 13.46%, 15.54% and 15.54% in 1998, 1997 and 1996, respectively. Certain other information concerning dividends and historical trading prices is set forth below:

                      QUARTERLY COMMON STOCK DATA

     Set forth below is information concerning high and low sales prices by quarter for each of the last two fiscal years and dividend information for the last two fiscal years. The Company's common stock is not traded on any established pubic trading market. The Company acts as its own transfer agent, and the information concerning sales prices set forth below is derived from the Company's stock transfer records.
As of December 31, 1998, there were 484 shareholders of record.

                                               SALES PRICES BY QUARTER

                                                  High          Low
     Fiscal Year 1998
     First Quarter                                $12.00        $12.00
     Second Quarter                                    -             -
     Third Quarter                                     -             -
     Fourth Quarter                                12.00         12.00

     Fiscal Year 1997
     First Quarter                                $12.50        $12.00
     Second Quarter                                    -             -
     Third Quarter                                 12.00         12.00
     Fourth Quarter                                12.00         12.00


                                                DIVIDENDS PAID PER SHARE

     Fiscal Year 1998

     March 31                                     $  .00
     June 30                                         .00
     September 30                                    .00
     December 28                                     .65

Item 6.  Selected Financial Data

                                 Years Ended December 31,
                  1998       1997       1996       1995       1994
                                     (In Thousands)

Total Assets      $ 164,890  $ 149,895  $ 132,291  $  97,175  $  84,477

Operations:
 Interest income  $  13,920  $  12,328  $  11,107  $   8,090  $   6,568
 Interest expense     6,392      5,387      4,823      3,314      2,269

Net Interest
 Income           $   7,528  $   6,941  $   6,284  $   4,776  $   4,299
Provision for
 loan losses            286        179        202         62         53
Net interest
 income after
 provision for
 loan losses      $   7,242  $   6,762  $   6,082  $   4,714  $   4,246
Other income      $   1,905  $   1,569  $   1,596  $   1,371  $   1,264
Other expenses    $   6,387  $   6,017  $   5,586  $   4,345  $   4,116
Income before
 income taxes     $   2,760  $   2,314  $   2,092  $   1,740  $   1,394
Federal Income
 taxes            $     831  $     768  $     662  $     590  $     405
Net income before
 extraordinary
 items            $   1,929  $   1,546  $   1,430  $   1,150  $     989
Extraordinary
 items            $       -  $       -  $       -  $       -  $       -

Net income        $   1,929  $   1,546  $   1,430  $   1,150  $     989

Per Share Data:
 Income after
  extraordinary
  items           $    4.83  $    3.86  $    3.54  $    2.84  $    2.44
 Net income       $    4.83  $    3.86  $    3.54  $    2.84  $    2.44
 Dividends
  Declared        $     .65  $     .60  $     .55  $     .55  $     .55
 Book value       $   35.56  $   31.28  $   27.72  $   24.79  $   22.20

Profitability Ratios
 Net income to
 average total
 assets                1.23%      1.13%      1.14%      1.28%      1.19%
Net income to average
 stockholders'
 equity           $   14.45  $   13.06  $   13.29  $   12.08  $   11.22
Net interest
 margin           $    4.52  $    5.18  $    4.86  $    5.20  $    5.21

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to focus on information about South Banking Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statement included in this report. Reference should be made to those statements, selected statistical information and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Year 2000 Readiness Disclosure

     The Year 2000 problem consists of the inability or potential inability of various software and hardware, including non-computer equipment using embedded microprocessors, to function properly or at all when dealing with dates beyond December 31, 1999. The problem has arisen because until recently most software and hardware was designed to accept only two-digit date codes for the year and to assume that the first two digits were "19."

     The Company has completed a study to determine the remedial action necessary to deal with the year 2000 problem with respect to its information technology systems and business relationships. While most view the project as a data processing or computer concern, every department and function of the Company are affected and have been included in the Company's analysis and compliance process. The significance of the risks for noncompliance are substantial and include both business and legal risks to the Company. The process of assessing the problem has been completed. Year 2000 project progress has been and will continue to be reported to the Board of Directors at least quarterly until complete. The historical and estimated direct costs of remediation are not expected to exceed $25,000.

Information Technology Systems

     The Company's information technology ("IT") systems consist of third-party software installed on a mainframe, with over 50 terminals, most of which are also personal computers ("PCs"). The mainframe vendor has assured the Company that the mainframe and its operating system software are Year 2000 compliant. All of the Company's testing of the network hardware and software associated with the LANs indicates that such hardware and software is now Year 2000 ready. With respect to PCs, the Company has identified which PC hardware and software is specified by the manufacturer as Year 2000 compliant and is in the process of upgrading as necessary, depending generally on the extent to which specific hardware or software is mission critical for the Company.

     The Company has successfully advanced the core application systems' "test bank" to Year 2000, with such testing revealing no Year 2000 problems. This "test bank" emulates a production environment, involving relevant applications software, system software, hardware and critical internal and external interfaces. The costs of renovating the core system to make it Year 2000 ready were included as part of the Company's on-going maintenance agreement with the vendor.

ATMS

     To address potential Year 2000 problems, the Company has reconfigured its automatic teller machines ("ATMs") to utilize the mainframe's Year 2000 compliant operating system.

Transactions With Third Parties

     Other primary areas where Year 2000 compliance is a material issue for the Company include transactions with the Federal Reserve, payroll processing and management of the Company's investment portfolio. Testing of the Company's ability to conduct transactions with the Federal Reserve via the Fedline has not uncovered any Year 2000 problems. Finally, the Company has reviewed results of Year 2000 testing performed by the Company's agent for its portfolio account. Those results indicate that the portfolio agent's systems are Year 2000 ready.

Year 2000 Impact On The Loan Portfolio

     The Company is evaluating the Year 2000 readiness of its borrowers and the potential effect of such readiness, or lack thereof, on the credit quality of its loan portfolio. A Year 2000 credit risk policy has been developed requiring that a risk assessment be performed on new and existing borrowers, with the exception of certain borrowers that are not significantly exposed to the Year 2000 problem or whose aggregate outstanding debt to the Company is relatively minimal.

Business Resumption Contingency Plans

     Based on the results of the system-wide testing conducted so far and the Business Resumption Contingency Plans being developed, the Company believes it will be Year 2000 ready by December 31, 1999. By June 30, 1999, all Business Resumption Contingency Plans will be completed. These contingency plans will include consideration of the most reasonably likely worst case scenario that the Company could encounter.

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

     South's total assets increased to $164,890,742 at year end 1998 from $149,894,560 at year end 1997. This growth represents a 10.00% increase in 1998 compared to 13.30% increase in 1997. This increase is attributable to normal growth within the banking area with limited entry into competitive situations for large deposits. Due to the increase competition in certain markets, the net interest margins have declined. The net interest margin is not anticipated to change much in 1999 as the effect of the new competition has leveled off. However, continued decreases in the prime rate will impact the margins. The interest rate sensitivity analysis, which is a part of this report, gives some indication of the repricing opportunities of South. The gap ratios for the first twelve months are outside the limits established by the Bank as ideal, however, the current interest rates are not favorable to customers purchasing certificates in excess of twelve months. Loan demand continues to be strong with loans increasing $8,434,622 in 1998. The banks continue to look for good quality loans as loans represent the highest yielding asset on the Bank's books. The rural economy of the Banks' market area has been stable prior to 1998. The Banks have noticed some decline in the overall economy, and especially in the agricultural and timber industries. While the Banks are not heavy into these industries, the decline in these areas have impacted the overall economy. Classified loans for regulatory purposes remain at low levels and, despite the problem in the local economies, do not represent any trend or uncertainties which management reasonably expects will materially impact future operating results, liquidity of capital resources or represents material credits about which management is aware that causes management to have serious doubts as to the ability of such borrowers to comply with the loan payment terms.

     South's investment portfolio, including certificates of deposits in other banks, increased to $19,280,633 from $18,227,557. The small increase of $1,053,076 from operations is an indication of the loan demand of the banks and the desire of the banks to utilize the assets of South in the highest yielding manner available to the banks without creating liquidity problems. South has maintained adequate federal funds sold and investments available for sale to sufficiently maintain adequate liquidity. South's securities are primarily short term of three years or less in maturity, enabling South to better monitor the rate sensitivity of these assets. Unrealized gain and losses on this portfolio is not material to the statement as South maintains a slight unrealized gain of $128,133.

     As the primary source of funds, aggregate deposits increased by $13,387,853 in 1998 compared to $15,908,509 in 1997. This represents a
10.09% increase for the year compared to a 13.63% increase in 1997.
This illustrates the efforts of the banks to maintain good core deposit growth and reach the higher paying time certificates. One of the markets experienced new competition in 1998 which had some impact on time certificate rates.

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

     Interest rate sensitivity varies with different types of interest-earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to prime differ considerably from long-term investment and fixed rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest sensitive than passbook savings and long-term capital notes. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earning assets over interest-bearing liabilities. An interest rate sensitivity table is included elsewhere in this document, and it shows the interest sensitivity gaps for different time intervals as of December 31, 1998. The first 30 days there is an excess of interest-bearing assets over interest-bearing liabilities. South becomes more sensitive to interest rate fluctuations on a short time period. While the cumulative gap declines with each time interval, South remains within a manageable position.

    Marketable investment securities, particularly those of shorter maturities, and federal funds sold are the principal sources of asset liquidity. Securities maturing in one year or less amounted to $2,480,921 and federal funds sold with daily maturities amounted to $17,648,000 at year end 1998, an increase from prior years as deposit growth exceeded loan demand. Maturing loans and certificates of deposits in other banks are other sources of liquidity.

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

     Historically, the trend in cash flows as represented in the statement of cash flows shows a steady increase in cash generated by operations from the last three years. This is a result of increasing net income for each year. While income is not predictable, it is anticipated that liquidity will continue to be enhanced by the operations of the bank. Operations activity, however, generate only a small portion of the cash flow activities of the bank. Primary cash flow comes from investing activities such as sales and/or maturity of investment securities and in the financing activity through an increase in deposits. The primary use of cash flow includes the purchase of securities and making new loans as investing activities. The history of the bank's cash flow indicates a nonrepeating source such as proceeds from borrowings utilized as sources of cash for the purpose of acquisition or expansion. South's overall cash flows indicate the relative stability and manageable growth of the bank's assets. South utilized deposit growth as its primary source of funds to handle growth. South's liquidity is maintained at levels determined by management to be sufficient to handle the cash needs that might arise at any given date. Outside sources are maintained, but South looks to these sources only on a very short term basis. South's long term liquidity plans include utilizing internally generated deposits as its primary source of cash flows and utilizing the shifting of the make up of assets to handle short term demands on cash.

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

Loans and Asset Quality

     Management of the Company believes that the loan portfolio is adequately diversified. Commercial loans are spread through numerous types of businesses with no particular industry concentrations. Loans to individuals are made primarily to finance consumer goods purchased. At December 31, 1998, total loans, net of unearned discounts, were 75% of total earning assets. Loans secured by real estate accounted for 57% of total loans as of December 31, 1998. Most of the loans classified as real estate-mortgage are commercial loans where real estate provides additional collateral. The Banks do not participate in the secondary loan market.

     Nonperforming assets include nonaccrual loans, accruing loans past due 90 days or more and other real estate, which includes foreclosures, deeds in lieu of foreclosure and in-substance foreclosures.

     A loan is generally classified as nonaccrual when full collectibility of principal or interest is doubtful or a loan becomes 90 days past due as to principal or interest, unless management determines that the estimated net realizable value of the collateral is sufficient to cover the principal balance and accrued interest. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged to the allowance for loan losses. Nonperforming loans are returned to performing status when the loan is brought current and has performed in accordance with contract terms for a period of time. A summary of South's loan loss experience is included elsewhere in this report.

Distribution of Nonperforming Assets
                                        1998       1997       1996
                                                (In Thousands)
Nonaccrual loans                        $    557   $    311   $    553
Past due 90 days still accruing              492        760        226
Other real estate (ORE)                      163        122        346

                                        $  1,212   $  1,193   $  1,125
Nonperforming loans to year
 end loans                                   .91%      1.00%       .87%
Nonperforming assets to year
 end loan and ORE                           1.05%      1.11%      1.26%

     The ratio of nonperforming assets has increased each year since 1994. However in 1998, a slight decrease occurred as 90 days past dues declined. This decrease is attributed to management's early review system to grasp problems before they become unmanageable. Management continues to work on nonperforming assets to further reduce this ratio.

Asset-Liability Management and Market Risk Sensitivity

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its inherent rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     The Company's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools.

     The Banks' goal is to minimize interest rate risk between interest bearing assets and liabilities at various maturities through its Asset-Liability Management (ALM). ALM involves managing the mix and pricing of assets and liabilities in the face of uncertain interest rates and an uncertain economic outlook. It seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity. The process provides a framework for determining, in conjunction with the profit planning process, which elements of the Company's profitability factors can be controlled by management. Understanding the current position and implications of past decisions is necessary in providing direction for the future financial management of the Company. The Company uses an asset-liability model to determine the appropriate strategy for current conditions.

     Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap (GAP) is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company's rate sensitive assets are those repricing within one year and those maturing within one year. Rate sensitive liabilities include insured money market accounts, savings accounts, interest-bearing transaction accounts, time deposits and borrowings. The profitability of the Company is influenced significantly by management's ability to manage the relationship between rate sensitive assets and liabilities. At December 31, 1998, approximately 65% of the Company's earnings assets could be repriced within one year compared to approximately 96% of its interest-bearing liabilities. This compares to 62% and 95% in 1997.

     The Company's current GAP analysis reflects that in periods of increasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities. The Company's GAP analysis also shows that at the interest repricing of one year, the Company's net interest margin would be adversely impacted. This analysis, however, does not take into account the dynamics of the marketplace. GAP is a static measurement that assumes if the prime rate increases by 100 basis points, all assets and liabilities that are due to reprice will increase by 100 basis points at the next opportunity. However, the Company is actually able to experience a benefit from rising rates in the short term because deposit rates do not follow the national money market. They are controlled by the local market. Loans do follow the money market; so when rates increase they reprice immediately, but the Company is able to manage the deposit side. The Company generally does not raise deposit rates as fast or as much. The Company also has the ability to manage its funding costs by choosing alternative sources of funds.

     The Company's current GAP position would also be interpreted to mean that in periods of declining interest rates, the Company's net interest margin would benefit. However, competitive pressures in the local market may not allow the Company to lower rates on deposits, but force the Company to lower rates on loans.

     Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

     The rate sensitivity analysis as presented in the selected statistical information shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

Notes to Market Risk Sensitivity Table:

     Expected maturities are contractual maturities adjusted for prepayments of principal when possible. The Company uses certain assumptions to estimate expected maturities.

     For loans, the Company has used contractual maturities due to the fact that the Company has no historical information on prepayment speeds. Since most of these loans are consumer and commercial loans, and since the Company's customer base is community-based, the Company feels its prepayment rates are insignificant.

     For mortgage-backed securities, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience herein is based on industry averages as provided by the Company's investment trustee.

     Loans receivable includes non-performing loans.

     Interest-bearing liabilities are included in the period in which the balances are expected to be withdrawn as a result of contractual maturities. For accounts with no stated maturities, the balances are included in the 0 to 90 day category.

     The interest rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

     An important aspect of achieving satisfactory net interest income is the composition and maturities of rate sensitive assets and liabilities. The table generally reflects that in periods of rising interest rates, rate sensitive liabilities will reprice faster than rate sensitive assets, thus having a negative effect on net interest income. It must be understood, however, that such an analysis is only a snapshot picture and does not reflect the dynamics of the market place. Therefore, management reviews simulated earnings statements on a monthly basis to more accurately anticipate its sensitivity to changes in interest rates.


Results of Operations
                         1998 Compared to 1997

     Net interest income remains an effective measurement of how well management has balanced the South's interest rate sensitive assets and liabilities. Net interest income increased by $586,672. The increase of 8.45% compared to a 10.46% increase in 1997. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. Management continues its policy of not soliciting high interest deposits and was able to maintain stable cost of funds. The growth of assets and liabilities was necessary to maintain level of net interest income as net interest yield decreased to 4.52% from 5.18%. With the low interest rate currently in the market and South's current interest rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities although this is difficult without rate adjustments upward.

     Interest and fees on loans increased $1,382,418 or 12.83% from 1997 to 1998 due to loan growth of 7.9% in 1998. Interest on investment securities decreased $14,505 or 1% from 1997 to 1998 due to a reduction in the yield in investments as rates have declined in securities. Interest income on federal funds sold increased $208,034 or 53% due to higher average balances invested.

     Total interest expense increased 18.6% or $1,005,298 from 1997 to 1998. The largest component of total interest expense is interest expense on deposits, which increased $1,077,074 or 21% from 1997 to 1998 due to a 10% growth in deposits. The average rate paid on deposits was 5.27%, 5.10% and 4.98% in 1998, 1997 and 1996, respectively.

     The allowance for possible loan losses is established through charges to expense in the form of a provision for loan losses. The provision for loan losses was $286,000 and $334,531, respectively, for the years ended December 31, 1998 and 1997. The provision in 1998 reflecs replenishing the allowance for loan losses to cover net charge-offs of $137,066, plus providing for the 7.9% increase in total loans outstanding. The allowance for loan losses to total loans outstanding is 1.71% at December 31, 1998. Net charge-offs to average loans are 0.12% for 1998 as compared to 0.14% for 1997.

     The allowance for loan losses is based on an indepth analysis of the loan portfolio. Specifically included in that analysis are the following types of loans: loans determined to be of a material amount, loans commented on by regulatory authorities, loans commented on by internal and external auditors, loans past due more than 60 days, and loans on a nonaccrual status. The allowance for loan losses is not allocated to specific credit risk rather to the overall loan portfolio as the individual banks are relatively small and can be looked at as a whole. The overall loan portfolio remains of good quality, however, some deterioration has been noted in economy which reflects on the loan portfolio. The Banks have made provisions where necessary to reflect the overall quality of loans.

Non-Interest Income

     Non-interest income for 1998 increased by $335,546 or 4% over 1997, as compared to a decrease in 1997 of $26,778 or 1.6% over 1996. These increases generally resulted from increased SBA loan activity.


     A significant contributor to non-interest income is service charges on deposit accounts which decreased 2.3%. Management views deposit fee income as a critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities insure that the Company realizes the maximum contribution to profits from this area.

Non-Interest Expense

     Non-interest expenses totaled $6,386,678 in 1998 as compared to $6,017,178 in 1997. This represented a 6% increase from 1997 to 1998, and a 7.7% increase from 1996 to 1997. The overall increases during the year were due to growth in all geographic markets, which is evidenced by the growth in deposits of 11% from 1997 to 1998 and 9% from 1996 to 1997. Salaries and other personnel expenses, which comprised 51% of total non-interest expenses for 1998, were up $219,187 or 7% over 1997 due to normal salary increases and increased personnel due to the one new branch. During 1997 and 1996, salaries and other personnel expenses accounted for 50% and 48% of total other operating expenses, respectively.

     Combined net occupancy and furniture and equipment expenses increased $102,423, or 9.8% from 1997 to 1998, as compared to an increase of $117,214, or 12%, in 1997. The increase in 1998 is due to the opening of one new branch.

Income Taxes

     Income tax expense totaled $830,744 in 1998 as compared to $767,811 in 1997. The changes in net income tax expense for the years were due to changes in taxable income for each respective year. Taxable income is affected by net income, income on tax exempt investment securities and loans, and the provision for loan losses. For tax purposes, the Bank can only recognize actual loan losses. The Company works actively with outside tax consultants to minimize tax expenses.

Results of Operations
                         1997 Compared to 1996

     Net interest income remains an effective measurement of how well management has balanced South's interest rate sensitive assets and liabilities. Net interest income increased by $657,643. The increase of 10.46% compared to a 7.8% increase in 1996. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. Management continues its policy of not soliciting high interest deposits and was able to maintain stable cost of funds. The shifting of assets and liabilities was necessary to maintain the level of net interest income as net interest yield increased to 5.20% from 4.96%. With the low interest rate currently in the market and South's current interest rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities although this is difficult without rate adjustments upward.

     The provision for loan loss was $1,821,680 in 1997 compared to $1,781,013 in 1996. The provision for loan losses has been sufficient to increase the allowance for loan losses each year. During the year 1997, loan loss were held to low levels as management continues to work its loan portfolio to minimize charge-offs and place maximum efforts to collect previously charged off.

     Other income decreased slightly from the prior year. Service charges increased in 1997 compared to 1996. Additionally, a small loss on securities occurred in 1997 on early calls. A loss on sale of equipment from the computer center during a conversion accounts for the decline in other income in 1997.

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

                         1996 Compared to 1995

     Net interest income is an effective measurement of how well management has balanced South's interest rate sensitive assets and liabilities. Net interest income increased by $1,507,250 of which $1,134,158 was a result of Pineland State Bank acquisition. The increase, excluding bank acquisition was $373,092 or 7.8% compared to a 11.1% increase in 1995. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. Management did not solicit high interest deposits and was able to maintain stable cost of funds. The shifting of assets and liabilities was necessary to maintain level of net interest income as net interest yield decreased to 4.96% from 4.99%. With the low interest rate currently in the market and South's current interest rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities.

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

Regulatory Matters

     During the year 1998, federal and state regulatory agencies completed asset quality examinations at the South's subsidiary banks. The South's level and classification of identified potential problem loans was not revised significantly as a result of this regulatory examination process.

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

Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Registrant and its subsidiaries are included on pages 47 through 82 of this Annual report on Form 10-K.

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Consolidated Statements of Income and Other Comprehensive Income -
       Years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996

     Consolidated Statement of Cash Flow - Years ended December 31,
      1998, 1997 and 1996

     Notes to Consolidated Financial Statements

Item 9.  Disagreement on Accounting and Financial Disclosures

     Not applicable.

Part III.

Item 10. Directors and Executive Officers of the Registrant

     The Directors and Executive Officers of the Registrant and their respective ages, positions with the Registrant, principal occupation and Common Stock of the Registrant beneficially owned as of March 1, 1999 are as follows:
                                               Director
                                              (Officer) of  # of shares
                           Position with       Registrator  Owned
                           Registrant          of one of    Beneficiary
                           & Principal         the Banks    (Percent of
Name (Age)                 Occupation          Since        Class)

Paul T. Bennett (43)       President,           1978(1)(2)       18,738
                            Treasurer and              (3)     (  4.69%)
                            Director; Vice             (4)
                            Chairman and Director,
                            Citizens Bank; Vice
                            Chairman and Director,
                            Peoples State Bank &
                            Trust, Baxley, Georgia;
                            President Peoples Bank,
                            Lyons, Georgia; Director,
                            Banker's Data Services;
                            Director, Alma Exchange
                            Bank and Trust

Olivia Bennett (79)        Executive Vice       1969(1)(2)      188,258
                            President, Secretary       (3)    (  47.12%)
                            and Director; Chairman
                            and Director, Alma
                            Bank; Director,
                            Banker's Data Services;
                            Chairman of Board,
                            President, Citizens Bank;
                            Director, Peoples Bank

Lawrence Bennett (51)      President and        1987(1)(2)       12,298
                            Director, Alma             (4)     (  3.08%)
                            Bank; Director,
                            Banker's Data Services;
                            Director, Peoples
                            Bank, Baxley; Director
                            Peoples Bank, Lyons

Charles Stuckey (51)         Director; Executive  1990(3)           358
                              Vice President,                   (   .1%)
                              Peoples Bank; Director,
                              Banker's Data
                              Services


Item 10. Directors and Executive Officers of the Registrant (Con't)


                                               Director
                                              (Officer) of  # of shares
                           Position with       Registrator  Owned
                           Registrant          of one of    Beneficiary
                           & Principal         the Banks    (Percent of
Name (Age)                 Occupation          Since        Class)


James W. Whiddon (54)      Director; Executive     1989(2)           66
                            Vice President and                  (    -%)
                            Director, Citizens
                            Bank; Director,
                            Banker's Data Services

Kenneth F. Wade (56)       Director; Executive     1980(1)        4,862
                            Vice President, Director            ( 1.21%)
                            and Cashier, Alma Bank;
                            Director, Banker's
                            Data Services

John Rogers (51)           Director, Executive     1996(4)          100
                            Vice President, Pineland            (    -%)
                            State Bank; Director;
                            Banker's Data Services

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

                                            Long-Term Compensation
                   Annual Compensation          Awards

(A)       (B)  (C)      (D)     (E)       (F)        (G)
                                Other
Name and                        Annual    Restricted
Principal                       Compen-    Stock    Options/
Position  Year Salary   Bonus   sation (2) Award     SARS #
Valene
Bennett
CEO       1998 $      - $     -  $       - $       - $     -
CEO       1997        -       -          -         -       -
          1996        -       -          -         -       -
          1995   72,486       -      8,985         -       -
          1994   83,582       -     11,795         -       -

Paul T.
Bennett
CEO       1998 $140,956 $     -   $ 26,200 $       - $     -
          1997  125,138       -     20,235         -       -
          1996  109,480       -     22,940         -       -
          1995   87,566       -     15,310         -       -
          1994   79,472       -     15,115         -       -

Olivia
Bennett
Secretary 1998 $195,935 $     -   $ 22,010 $       - $     -
          1997  182,936       -     15,135         -       -
          1996  168,748       -     15,295         -       -
          1995  100,857       -     12,200         -       -
          1994   84,223       -     12,200         -       -


     Payouts
(H)        (I)
           All
           Other
LTIP       Compen-
Payouts    sation


$    -    $    -
     -         -
     -         -
     -         -
     -         -

$     -   $    -
      -        -
      -        -
      -        -
      -        -

$     -   $    -
    -        -
    -        -
    -        -
    -        -
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

Transactions with Management

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 1, 1999, the beneficial ownership of Common Stock of Registrant by the Only "person" (as that term is defined by the Securities and Exchange Commission), who owns of record or is known by the Registrant to own beneficially 5% or more of the outstanding shares of Common Stock of the Registrant and by all Executive Officers and Directors of the Registrant as a group.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
           (Con't)
                                              Number of     Percent of
                                              Shares Owned  Outstanding
Name                                          Beneficially  Shares
Estate of Valene Bennett
Route 4
Alma, Georgia 31510                                175,501        43.93%

Olivia Bennett
Route 4
Alma, Georgia 31510                                 12,758         3.19%

All Executive Officers and Directors
 as a group (7 persons)                            224,681         56.2%


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


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
Item 14(a)  1. and 3. and Item 14(d)

     (a)  The following documents are filed as part of this report:

          1.  Financial Statements

          (a)   South Banking Company and Subsidiaries:
          (i  )  Consolidated Balance Sheets - December 31, 1998 and
                  1997
          (ii )  Consolidated Statements of Income and Other
                  Comprehensive Income - Years ended December
                  31, 1998, 1997 and 1996
          (iii) Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996
          (iv )  Consolidated Statements of Cash Flow - Years ended
                  December 31, 1998, 1997 and 1996
          (b)   South Banking Company (Parent Corporation Only):
          (i  )  Balance Sheets - December 31, 1998 and 1997
          (ii )  Statements of Income and Other Comprehensive Income -
                  Periods ended December 31, 1998, 1997 and 1996
          (iii) Statements of Stockholders' Equity - Periods ended December 31, 1998, 1997 and 1996
          (iv )  Statements of Cash Flow - Years ended December 31,
                  1998, 1997 and 1996

          3.  Exhibits required by Item 7 of regulation S-K:

          (3)  Articles of Incorporation and By-Laws (included as
          Exhibits 3(a) and (b), respectively, to Appendix II to
          Registrant's Registration Statement on Form S-14, File No. 2-71249, previously filed with the Commission and incorporated herein by reference).

          (13) 1998 Annual Report to Shareholders of South Banking Company (not deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference).

          (22)  List of the Registrant's subsidiaries:

          (1)   Alma Exchange Bank & Trust
          (2)   Citizens State Bank
          (3)   Peoples State Bank & Trust
          (4)   Bankers' Data Services, Inc.
          (5)   Pineland State Bank
          (6)   South Financial Products, Inc.

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



Date:      March 29, 1999
                                         Paul T. Bennett
                                         Principal Executive, Financial
                                         and Accounting Officer and
                                         Director



Date:      March 29, 1999
                                         Olivia Bennett
                                         Executive Vice President and
                                         Director



Date:      March 29, 1999
                                         Charles Stuckey
                                         Director


Date:      March 29, 1999
                                         James W. Whiddon
                                         Director


Date:      March 29, 1999
                                         Kenneth F. Wade
                                         Director


Date:      March 29, 1999
                                         Lawrence Bennett
                                         Director

Date:      March 29, 1999
                                         John Rogers
                                         Director


                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SOUTH BANKING COMPANY


Date:      March 29, 1999             By:
                                           Paul T. Bennett
                                           President, Treasurer and
                                           Director


                       SUPPLEMENTAL INFORMATION

     The following supplemental information has not been sent to the Registrant's shareholders, but will be sent subsequent to the filing of this Annual Report on Form 10-K:

     (1)  1998 annual report to shareholders.

     (2)  Proxy statement for 1999 annual meeting of shareholders.

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

                           DECEMBER 31, 1998


                   REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
South Banking Company
Alma, Georgia 31510


     We have audited the accompanying consolidated balance sheets of South Banking Company as of December 31, 1998 and 1997 and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Banking Company at December 31, 1998 and 1997 and the consolidated results of its operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                  Respectfully submitted,

Waycross, Georgia                 H. H. BURNET & COMPANY, P. C.
February 6, 1999


                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                       CONSOLIDATED BALANCE SHEETS

                                           December 31,   December 31,
                                           1998           1997

                                 ASSETS

Cash and due from banks                    $  6,122,085   $  8,128,444

Deposits in other banks -
 interest bearing                          $  1,539,000   $  1,280,000

Investment securities
 Available for sale                        $ 16,993,917   $ 15,341,990
 Held to maturity - market value
  of $765,060 in 1998 and
  $1,614,424 in 1997                       $    747,716   $  1,605,567

Georgia Bankers stock                      $    547,283   $    547,283

Federal Home Loan Bank stock               $    396,200   $    344,500

Federal funds sold                         $ 17,648,000   $ 10,040,000

Loans                                      $114,959,844   $106,525,222
Less: Unearned discount                     (   154,545)   (   149,418))
Reserve for loan losses                     ( 1,970,620)   ( 1,821,680)))))

                                           $112,834,679   $104,554,124

Bank premises and equipment                $  4,020,735   $  4,078,502

Goodwill                                   $    262,137   $    315,514

Other assets                               $  3,778,990   $  3,658,636


Total Assets                               $164,890,742   $149,894,560


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                   CONSOLIDATED BALANCE SHEETS (con't)

                                            December 31,   December 31,
                                            1998           1997

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing               $ 23,299,454   $ 22,230,080
           Demand - interest bearing         24,613,084     21,996,765
           Savings                            9,057,678      8,668,639
           Time                              89,019,729     79,706,608
                                           $145,989,945   $132,602,092
Borrowing                                     3,156,096      3,347,322
Accrued expenses and other
 liabilities                                  1,391,347      1,299,188
Federal funds purchased                               -        150,000
N/P - Federal Home Loan Bank                    146,667              -

Total Liabilities                          $150,684,055   $137,398,602


Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 1998 and 1997 - 399,500
 and 399,500, respectively                 $    399,500   $    399,500
Surplus                                       3,070,831      3,070,831
Undivided profits                            10,651,788      8,981,846
Accumulated other comprehensive income           84,568         43,781

Total Stockholders' Equity                 $ 14,206,687   $ 12,495,958

Total Liabilities and
 Stockholders' Equity                      $164,890,742   $149,894,560

The accompanying notes are an integral part of these financial statements.


                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENTS OF INCOME
                        AND COMPREHENSIVE INCOME


                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1998           1997           1996

Interest Income
Interest and other
 fees on loans              $ 12,151,982   $ 10,769,564   $  9,479,255
Interest on deposits -
 interest bearing                 82,264         92,506        119,366
Interest on federal
 funds sold                      601,351        393,317        506,525
Interest on investment
 securities:
 U. S. Treasury                  208,785        202,516        186,697
 U. S. Government agencies       668,239        655,440        541,881
 Mortgage backed securities       58,537         83,951        150,011
 State and municipal
  subdivisions                    91,698         89,615         95,350
Other securities                  57,435         41,412         27,623

Total Interest Income       $ 13,920,291   $ 12,328,321   $ 11,106,708


Interest Expense
Interest on deposits        $  6,129,599   $  5,052,525   $  4,512,373
Interest - other borrowing       262,755        334,531        310,713

Total Interest Expense      $  6,392,354   $  5,387,056   $  4,823,086

Net interest income         $  7,527,937   $  6,941,265   $  6,283,622
Provision for loan losses        286,000        179,500        201,589

Net interest income after
 provision for loan losses  $  7,241,937   $  6,761,765   $  6,082,033


Other Operating Income
Service charge on deposits  $  1,164,506   $  1,191,927   $  1,163,935
Commission on insurance           93,217        108,277         84,843
Other income                     450,789        264,480        231,602
Securities gains (losses)          2,288            246    (    15,708)
Data processing fees             195,701        153,811        146,598
Loss on sale of fixed
 assets                      (     1,420)   (   149,206)   (    14,957)

Total Other Operating
 Income                     $  1,905,081   $  1,569,535   $  1,596,313

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME (Con't)


                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1998           1997           1996
Other Operating Expenses
Salaries                    $  2,643,285   $  2,416,589   $  2,148,626
Profit sharing and other
 personnel expenses              640,615        648,124        518,962
Occupancy expense of bank
 premises                        393,219        383,268        368,854
Furniture and equipment
 expense                         754,466        661,994        559,194
Stationery and supplies          194,675        182,727        165,697
Data processing                  179,560        178,838        393,791
Director fees                    156,950        137,586        143,040
Other real estate expenses        13,991         15,781         31,751
Other expenses                 1,409,917      1,392,271      1,256,029

Total Other Operating
 Expenses                   $  6,386,678   $  6,017,178   $  5,585,944

Income before income taxes  $  2,760,340   $  2,314,122   $  2,092,402
Applicable income taxes          830,744        767,811        662,078

Net Income                  $  1,929,596   $  1,546,311   $  1,430,324

Other Comprehensive Income
 before tax
  Unrealized gain on
   securities               $     61,798   $     83,074   $(    81,271)
Other Comprehensive Income
 before tax                 $     61,798   $     83,074   $(    81,271)

Income tax expenses related
 to items of other
 comprehensive income             21,011         28,245    (    27,632)

Other comprehensive income,
 net of tax                 $     40,787   $     54,829   $(    53,639)

Comprehensive Income        $  1,970,383   $  1,600,893   $  1,376,685

Per share data based on
 weighted outstanding shares:

  Weighted average
   outstanding                   339,500        400,501        403,811

Net Income                  $       4.83   $       3.86   $       3.54

The accompanying notes are an integral part of these financial statements.

                                       SOUTH BANKING COMPANY
                                         ALMA,     GEORGIA
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                         Common                      Undivided
                         Stock         Surplus       Profits
Balance,
 December 31, 1995       $   405,283   $ 3,136,238   $ 6,464,741
 Net income                        -             -     1,430,324
 Cash dividends                    -             -    (  219,849
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -
 Redemption of shares     (    1,783)   (   19,657)            -

Balance,
 December 31, 1996       $   403,500   $ 3,116,581   $ 7,675,216
 Net income                        -             -     1,546,311
 Cash dividends                    -             -    (  239,681)
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -
 Redemption of shares     (    4,000)   (   45,750)            -)

Balance,
 December 31, 1997       $   399,500   $ 3,070,831   $ 8,981,846
 Net income                        -             -     1,929,596
 Cash dividends                    -             -    (  259,654)
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -

Balance,
 December 31, 1998       $   399,500   $ 3,070,831   $10,651,788

Accumulated
 Other                  Total
Comprehen-             Stockholders'
sive Income            Equity


$     42,591             $10,048,853
           -               1,430,324
                -        (  219,849)


  (   53,639)            (   53,639)
           -             (   21,440)


 $(   11,048)            $11,184,249
           -               1,546,311
           -             (  239,681)


      54,829                  54,829
           -              (   49,750


 $    43,781             $12,495,958
           -               1,929,596
           -             (  259,654)


      40,787                  40,787


 $    84,568             $14,206,687


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1998           1997           1996

Cash Flows From Operating
 Activities:
 Net income                 $  1,929,596   $  1,546,311   $  1,430,324
 Add expenses not
  requiring cash:
  Provision for depreciation
   and amortization              643,978        599,366        462,180
  Provision for loan losses      286,000        179,500        201,589
  Provision for loss on ORE        8,000          7,000         41,044
 Bond portfolio losses
  (gains)                     (      247)    (      265)        15,734
 (Gain) loss on sale of
  premises & equipment                 -        153,151         14,957
 Gain on sale of other
  real estate owned           (   11,336)    (   19,071)   (     5,342)
 Increase (decrease) in
  taxes payable                   74,038     (  125,505)   (    16,610)
 Increase (decrease) in
  interest payable               171,545        139,213         57,433
 Increase (decrease) in
  other liabilities           (  153,424)         1,156         49,749
 (Increase) decrease in
  interest receivable         (   60,192)    (  192,363)    (  272,411)
 Decrease (increase) in
  prepaid expenses            (    4,947)    (   22,924)        48,322
 (Increase) decrease in
  other assets                (   33,042)       134,274    (   119,537)
 Recognition of unearned
  loan income                      8,202     (    1,039)        29,180

Net Cash Provided From
 Operating Activities        $ 2,858,171    $ 2,398,804   $  1,936,612


Cash Flows From Investing
 Activities:
 Proceeds from sales of
  investment securities -
  available for sale         $         -    $         -   $  4,506,015
 Proceeds from maturities
  of securities held to
  maturity                     1,360,102      1,056,813      1,635,361


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
              CONSOLIDATED STATEMENTS OF CASH FLOWS (con't)


                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1998           1997           1996

Cash Flows From Investing
 Activities: (con't)
 Purchase of securities
  held to maturity          $(  502,131)   $(   398,399)  $(   498,738)
 Proceeds from maturity of
  securities available for
  sale                         8,074,011      5,209,008      3,302,652
 Net loans to customers      ( 8,810,806)   (17,755,789)   (13,911,298)
 Purchase of securities
  available for sale         ( 9,351,464)   ( 6,892,671)   ( 9,479,898)
 Purchase of premises and
  equipment                  (   576,788)   (   814,681    (   423,377)))
 Proceeds from sale of
  premises and equipment          29,394         19,986         18,850
 Proceeds from sale of
  other real estate owned        198,212        379,997        258,140
 Purchase of Bank stock      (   300,000)             -    ( 1,839,937)
 Purchase of FHLB stock      (    51,700)   (    96,900)   (   147,700)
 Cash and cash equivalents
  received in bank
  acquisition                          -              -      8,773,744

Net Cash Provided from
 Investing Activities       $( 9,931,170)  $(19,292,636)  $( 7,806,186)

Cash Flows From Financing
 Activities:
 Net increase (decrease) in
  demand deposits, NOW and
  money markets             $  4,074,732   $  2,335,042   $  2,858,872
 Net increase in savings
  and time deposits            9,313,121     13,574,063      4,334,112
 Proceeds from borrowing         460,000        320,043      2,000,000
 Payments on borrowing       (   504,559)   (   480,000)   (   469,126)
 Dividends paid              (   259,654)   (   239,681)   (   219,849)
 Payments to retire stock              -    (    49,750)   (    21,440)
 Increase in federal funds
  purchased                  (   150,000)       150,000              -

Net Cash Provided From
 Financing Activities       $ 12,933,640   $ 15,609,717   $  8,482,569


The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
              CONSOLIDATED STATEMENTS OF CASH FLOWS (con't)

                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1998           1997           1996

Net increase (decrease) in
 cash and cash equivalents  $  5,860,641   $( 1,284,115)  $  2,612,995

Cash and Cash Equivalents
 at Beginning of Year         19,448,444     20,732,559     18,119,564

Cash and Cash Equivalents
 at End of Year              $25,309,085   $ 19,448,444   $ 20,732,559


The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


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

         (b)  Principles of Consolidation

              The consolidated financial statements include the accounts of South Banking Company, Alma, Georgia (The Bank) and its wholly owned bank subsidiaries, Alma Exchange Bank, Alma, Georgia; Peoples State Bank, Baxley, Georgia; Citizens State Bank, Kingsland, Georgia; Pineland State Bank, Metter, Georgia; and its wholly owned computer center, Bankers' Data Services, Inc., Alma, Georgia. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


Note 1.  Significant Accounting Policies (con't)

         (e)   Securities (Con't)

         Federal Home Loan Bank Stock

               Individual banks within the holding company have joined the Federal Home Loan Bank ("FHLB") of Atlanta to increase the Bank's available liquidity. As a FHLB member, the Banks are required to acquire and retain shares of capital stock in FHLB of Atlanta in an amount equal to the greater of (1) 1.0% of the aggregate outstanding principal amount of the residential mortgage loans, home purchase contracts and similar obligations, or (2) 0.3% of total assets at the beginning of each year. The Bank is in compliance with this requirement with an investment in FHLB stock of $396,200 and $344,500 at December 31, 1998 and 1997, respectively. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

         (f)   Loans Receivable:

         Loans and Interest Income

               Loans are carried at principal amounts outstanding reduced by unearned discounts. Interest income on all loans is recorded on an accrual basis. The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and management deems inappropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status.

         Impaired Loans

               The Bank accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that all creditors value all specifically reviewed nonhomogeneous loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan's fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


Note 1.  Significant Accounting Policies (con't)

         income on impaired loans and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

               The Bank determines which loans are impaired through a
         loan review process.   When the ultimate collectibility of an
         impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt no longer exists, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries or any amounts previously charged off. SFAS No. 114 specifically states that it need not be applied to "large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment." Thus, the Company determined that the statement does not apply to its consumer loan, credit card or residential mortgage loan portfolios, except that it may choose to apply it to certain specific larger loans determined by management. In effect, these portfolios are covered adequately in the Company's normal formula for determining loan loss reserves.

         Loan Fees and Costs

               Nonrefundable fees and certain direct costs associated with originating or acquiring loans are recognized as yield adjustment over the contractual life of the related loans, or if the related loan is held for resale, until the loan is sold. Recognition of deferred fees and costs is discontinued on non-accrual loans until they return to accrual status or are charged-off. Commitment fees associated with lending are deferred and if the commitment is exercised, the fee is recognized over the life of the related loan as a yield adjustment. If the commitment expires unexercised, the amount is recognized upon expiration of the commitment.

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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998

Note 1.  Significant Accounting Policies (con't)

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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998

Note 1.  Significant Accounting Policies (con't)

         (k)  Intangibles

              The intangibles (Goodwill) recorded by the Company in the acquisition of Pineland State Bank are being amortized on a straight line basis over an eight year period.

         (l)  Earnings Per Share

              Earnings per share are based on the weighted average number of shares outstanding.

         (m)  Comprehensive Income

              In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that changes in the amounts of comprehensive income items be shown in a primary financial statement. Comprehensive income is defined by the statement as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." In accordance with SFAS No. 130, the Company elected to disclose changes in comprehensive income in its Consolidated Statements of Income and Comprehensive Income.

         (n)  Cash Flow Information

              For purposes of the statements of cash flows, the Company considers cash, federal funds sold and due from banks as cash and cash equivalents. Cash paid during the years ended December 31, 1998, 1997 and 1996 for interest was $6,220,809,
         $5,526,269 and $4,765,653, respectively. Total income tax payments during 1998, 1997 and 1996 were $879,500, $893,316 and
         $727,000, respectively.

Note 2.  Investment Securities

              The amortized cost and estimated market values of investments in debt securities are as follows:

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1998


Note 2.  Investment Securities (Con't)

                                 Gross        Gross
                     Amortized   Unrealized   Unrealized    Fair
                     Cost        Gains        Losses        Value

Securities available
 for sale -

December 31, 1998:

 U.S. Government
  and agency
  securities        $14,097,093  $    81,725  $    29,509  $14,149,309
 State and municipal
  securities          1,747,121       65,315            -    1,812,436
 Mortgage backed
  securities            721,401       10,772                   732,173
Equity  securities      300,000            -            -      300,000

Totals              $16,865,615  $   157,812  $    29,509  $16,993,918

December 31, 1997:

 U.S. Government
  and agency
  securities        $12,480,161  $    46,263  $    27,628  $12,498,796
 State and municipal
  securities          1,748,433       39,839            3    1,788,269
 Mortgage backed
  securities          1,044,885       13,181        3,141    1,054,925

Totals              $15,273,479  $    99,283  $    30,772  $15,341,990

Securities to be
 held to maturity -

December 31, 1998:

 U.S. Government
  and agency
  securities        $   600,809  $     8,973  $         -   $  609,782
 State and municipal
  securities            146,907        8,371            -      155,278
 Mortgage backed
  securities                  -            -            -            -

Totals              $   747,716  $    17,344  $         -   $  765,060


                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1998


Note 2.  Investment Securities (Con't)

                                 Gross        Gross
                     Amortized   Unrealized   Unrealized    Fair
                     Cost        Gains        Losses        Value

December 31, 1997:

 U.S. Government
  and agency
  securities        $ 1,398,742  $     3,132  $     1,156  $ 1,400,718
 State and municipal
  securities            181,692        6,555            -      188,247
 Mortgage backed
  securities             25,133          326            -       25,459

Totals              $ 1,605,567  $    10,013  $     1,156  $ 1,614,424

              Gross realized gains on sales and losses of available-for-sale securities were $-0- and $-0- in 1998, respectively and $-0- and $0-, respectively for 1997 and $9,941 and $25,677, respectively in 1996.

              Assets, principally securities carried at approximately $10,490,274 at December 31, 1998 and $10,425,725 at December
         31, 1997, were pledged to secure public deposits and for other purposes required or permitted by law.

              The scheduled contractual maturities of securities to be held to maturity and securities available for sale at December 31, 1998 were as follows:

                       Securities to be        Securities
                       Held to Maturity        Available for Sale
                       Amortized               Amortized
                       Cost        Fair Value  Cost         Fair Value
     Due in one year
      or less          $        -  $        -  $ 2,468,691  $ 2,480,921
     Due from one year
      to five years       700,809     713,322   12,309,544   12,390,646
     Due from five
      years to ten
      years                     -           -      949,775      941,969
     Due after ten
      years                46,907      51,738      837,605      880,382

                       $  747,716  $  765,060  $16,565,615  $16,693,918


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


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


Note 3.  Loans

          The composition of the bank's portfolio was as follows:

                                            1998          1997
                                                 (In Thousands)
         Commercial, financial and
          agricultural                      $     29,889  $     29,728
         Real estate - mortgage                   58,005        52,544
         Real estate - construction                7,909         6,968
         Installment and consumer                 19,157        17,285
           Total Loans                      $    114,960  $    106,525
         Less: Unearned discount             (       154)  (       149)
               Reserve for loan losses       (     1,971)  (     1,822)

         Loans, net                         $    112,835  $    104,554


              The Company and its subsidiaries have granted loans to the officers and directors of the Company, its subsidiaries and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $500,391 and $491,558 at December 31, 1998 and 1997. During 1998, $180,186 of new loans were made, and repayments totaled $171,353.


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


Note 4.  Reserve for Loan Losses

              Transactions in the reserve for loan losses are summarized as follows:
                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1998          1997          1996
         Balance at beginning
          of period            $ 1,821,680   $ 1,781,013   $   994,027
         Additions:  Provision
          charged to operating
          expenses             $   286,000   $   179,500   $   201,589
         Balance from bank
          acquisition                    -             -       570,707

                               $   286,000   $   179,500   $   772,296
         Deductions: Loans
          charged off          $   257,163   $   263,945   $   259,264
          Less: recoveries         120,103       125,112       273,954

                               $   137,060   $   138,833   $(   14,690)
         Balance at end of
          period               $ 1,970,620   $ 1,821,680   $ 1,781,013


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

              Loans having carrying values of $236,049 and $138,261 were transferred to foreclosed real estate in 1998 and 1997, respectively.

              The bank is not committed to lend additional funds to debtors whose loans have been modified.


Note 5.  Deposits

              The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $21,155,947 in 1998 and $16,735,532 in 1997.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


Note 5.  Deposits (Con't)

             At December 31, 1998, the scheduled maturities of CDs are
         as follows:
                                           (In Thousands)
                    1999                     $    83,311
                    2000 and 2001                  5,696
                    2002 and thereafter               12

                                             $    89,019

Note 6.  Premises and Equipment

          A summary of the account:
                                             Year Ended    Year Ended
                                             December 31,  December 31,
                                             1998          1997
          Land                               $   448,148   $   448,149
          Buildings                            3,469,813     3,199,752
          Furniture and equipment              3,683,407     3,776,721
                                             $ 7,601,368   $ 7,424,622
          Less:  Accumulated depreciation      3,580,633     3,346,120

                                             $ 4,020,735   $ 4,078,502

               Depreciation expense was $605,161 in 1998, $547,940 in 1997 and $516,629 in 1996.

Note 7.  Borrowings

         Data relating to borrowing is as follows:

                                             Year Ended    Year ended
                                             December 31,  December 31,
     Parent Company -                        1998          1997

      Note payable in 10 annual payments
       of $350,000.  Interest is payable
       quarterly and accrues at prime rate
       and is secured by subsidiary bank
       stock.                               $  2,450,000  $  2,800,000

     Note payable due June 30, 1999.
      Interest payable quarterly and
      accrues at 8% and is secured
      by bank stock                              300,000             -

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


Note 7.   Borrowings (Con't)
                                             Year Ended    Year ended
                                             December 31,  December 31,
                                             1998          1997
     Subsidiary - Bankers Data Services,
      Inc.

     Note payable in 60 monthly principal
      amount of $10,833.33 plus interest.
      Interest accrues at prime rate basis.
      Computer equipment is pledged as
      collateral for loan.                       406,096       547,322

          Following are maturities of long term debt for each of the next five years.

                    1999                    $    780,000
                    2000                         480,000
                    2001                         480,000
                    2002                         366,096
                    2003                         350,000

Note 8.  Income Taxes

          Income tax expense (benefit) was $830,744 for 1998, (an effective rate of 30.1%), $767,811 for 1997 (an effective rate of 33.2%) and $662,078 for 1996 (an effective rate of 31.6%). The actual expense for 1998, 1997 and 1996 differs from the "expected" tax expense for those years (computed by applying the federal corporate rate of 34%) as follows:

                               1998          1997          1996
     Computed "expected"
      tax expenses             $   938,516   $   786,801   $   711,417
     Alternative minimum tax             -             -             -
     Decrease resulting from:
      Surtax exemption                   -             -             -
     Tax exempt interest
      on securities and loans      116,135        65,118        63,613
     Other, net                 (    8,363)   (   46,128)   (   14,274)

                               $   830,744   $   767,811   $   662,078

          The current and deferred amounts of these tax provisions were as follows:
                               1998          1997          1996

         Current               $   912,639   $   793,779   $   764,797
         Deferred               (   81,895)   (   25,968))  (  102,719)

                               $   830,744   $   767,811   $   662,078

                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


Note 8.  Income Taxes (Con't)

              The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                             December 31   December 31,,
                                             1998          1997
         Net unrealized appreciation on
          securities available for sale      $(   43,621)  $(   22,553)
         Depreciation                         (  204,985)   (  227,204)
         Deferred loan fees                       52,545        50,801
         Allowance for credit losses             395,222       334,555
         Other                                     5,788         7,125
         Purchase accounting treatment        (   59,297)   (   59,297)

         Net deferred tax asset (liability)  $   145,652   $    83,427


Note 9.  Employee Benefit Plans

              The Company maintains a 401K deferred compensation plan for all subsidiaries effective January 1, 1993. The Company elected to match 75% of employee contributions for 1998 and 1997 and 50% of employee contributions for 1996. The expense to the Company for 1998, 1997 and 1996 was $87,658, $89,746,
         and $37,009, respectively.

Note 10. Leases

              The Pineland State Bank leases 5.35 acres of land in Candler County under an operating lease expiring December 31, 2054 with an option to lease the land for an additional 75 years.

              Minimum future rental payments under non-cancelable operating lease having remaining term in excess of 1 year as of December 31, 1998 for each of the next 5 years and in the aggregate is:

                    Year Ended
                    1999                     $     4,000
                    2000                           4,000
                    2001                           4,000
                    2002                           4,000
                    2003                           4,000
                    Subsequent to 2003           204,000

                    Total minimum future
                     rental payments         $   224,000

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998

Note 10. Leases (Con't)

              In June, 1997, the parties amended the lease to allow Pineland State Bank to sublet part of the property and in consideration, the landlord will receive 50% of gross rental under the sublease in addition to the minimum amount above.


Note 11. Liabilities

         Standby Letters of Credit. These transactions are used by the Company's customers as a means of improving their credit standing in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1998, the Company had $931,000 in outstanding standby letters of credit.


         Loan Commitments. As of December 31, 1998, the Company had commitments outstanding to extend credit totaling $10,596,552. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

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

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


Note 12. Financial Instruments (Con't)


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

              The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in 1998, 1997 or 1996.

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

              Under Federal Reserve regulation, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 1998, the maximum amount available for transfer from the Bank to the Company in the form of loans approximated 20% of consolidated net equity.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


Note 14.  Restrictions on Cash and Due from Banks

              The bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1998 was approximately $-0-.

Note 15.  Related Party Transactions

              The Company has entered into a split dollar life insurance arrangement with a director and substantial shareholder. The Company and director's trust each contribute toward the payment of premium for life insurance policy. The Company records its contribution at the present value of anticipated future return or total cash surrender value of policy whichever is higher; however, the carrying amount cannot exceed the amount of premiums paid by the Company. The Company will receive all reimbursement from anticipated withdrawal of cash surrender value or from the proceeds of policy in the event of the death of the director. All cash surrender value of the policy accrues to the benefit of the Company until such time as the cash surrender value exceeds advances made by the Company. As of December 31, 1998, $1,088,596 is carried in other assets related to this arrangement.

Note 16. Fair Value of Financial Instruments

              The following table shows the estimated fair value and the related carrying values of South Banking Company's financial instruments at December 31, 1998 and 1997. Items which are not financial instruments are not included.

                                                        1998
                                             Carrying     Estimated
                                             Amount       Fair Value
        Cash and due from financial
         institutions                        $  6,122,085 $  6,122,085
        Interest earning balances with
         financial institutions                 1,539,000    1,539,000
        Federal funds                          17,648,000   17,648,000
        Securities available for sale          16,993,917   16,993,917
        Securities held to maturity               747,716      765,060
        Federal Home Loan Bank stock              396,200      396,200
        Georgia Bankers Bank - stock              547,283      787,320
        Loans - net of allowances             112,834,679  113,319,807
        Demand and savings deposits            56,970,216   56,970,216
        Time deposits                          89,019,729   88,647,457

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


Note 16. Fair Value of Financial Instruments (Con't)

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


             For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 1998 and 1997. The estimated fair value for cash and due from financial institutions and federal funds sold are considered to approximate cost. The estimated fair value for interest-earning balances with financial institutions, securities available-for-sale, securities held-to-maturity and Georgia Bankers Bank stock are based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for commercial loans is based on estimates of the difference in interest rates the Company would charge the borrowers for similar such loans with similar maturities made at December 31, 1998 and 1997, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for other loans is based on estimates of the rate the Company would charge for similar such loans at December 31, 1998 and 1997, applied for the time period until estimated repayment.
        The estimated fair value for individual retirement account deposits and time deposits is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 1998 and 1997, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered to approximate cost at December 31, 1998 and 1997.

             While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998

Note 16.  Fair Value of Financial Instruments (con't)

        items at December 31, 1998 and 1997, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1998 and 1997 should not necessarily be considered to apply at subsequent dates.

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

             Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and its subsidiaries meet all capital adequacy requirements to which it is subject.

             As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                     NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


Note 17. Regulatory Matters (con't)

        total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

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

                                                    To Be Well
                                                    Capitalized Under
                                 For Capital        Prompt Corrective
                    Actual       Adequacy Purposes  Action Provisions:
               Amount    Ratio   Amount      Ratio  Amount       Ratio

As of December 31, 1998:

Total Capital
 (to Risk
 Weighted
 Assets)
 Consolidated  $ 15,626  12.5%   $   10,029   8.0%    $     N/A   N/A%
 Subsidiary -
  Alma            6,174  13.3         3,712   8.0         4,640   10.0
 Subsidiary -
  Baxley          5,424  15.1         2,881   8.0         3,601   10.0
 Subsidiary -
  Kingsland       2,192  14.0         1,250   8.0         1,562   10.0
 Subsidiary -
  Metter          3,114  11.9         2,091   8.0         2,614   10.0

Tier I Capital
 (to Risk Weighted
  Assets)
 Consolidated  $ 13,860  11.1%     $  5,015   4.0%    $     N/A    N/A%
 Subsidiary -
  Alma            5,385  11.6         1,856   4.0         2,784    6.0
 Subsidiary -
  Baxley          4,972  13.8         1,440   4.0         2,160    6.0
 Subsidiary -
  Kingsland       1,996  12.8           625   4.0           937    6.0
 Subsidiary -
  Metter          2,785  10.6         1,045   4.0         1,568    6.0


                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1998


Note 17. Regulatory Matters (con't)
                                                    To Be Well
                                                    Capitalized Under
                                 For Capital        Prompt Corrective
                    Actual       Adequacy Purposes  Action Provisions:
               Amount    Ratio   Amount      Ratio  Amount       Ratio

As of December 31, 1998 (con't):

Tier I
 Capital (to
  Average Assets)
 Consolidated  $ 13,860   8.6%     $  6,410   4.0%     $    N/A    N/A%
 Subsidiary -
  Alma            5,385   8.9         2,478   4.0         3,098    5.0
 Subsidiary -
  Baxley          4,972  11.2         1,779   4.0         2,224    5.0
 Subsidiary -
  Kingsland       1,996   9.3           855   4.0         1,069    5.0
 Subsidiary -
  Metter          2,785   8.4         1,329   4.0         1,661    5.0

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


                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1998



Note 17. Regulatory Matters (con't)
                                                    To Be Well
                                                    Capitalized Under
                                 For Capital        Prompt Corrective
                    Actual       Adequacy Purposes  Action Provisions:
               Amount    Ratio   Amount      Ratio  Amount       Ratio

As of December 31, 1997(con't):

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

                           DECEMBER 31, 1998


                   REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
South Banking Company
Alma, Georgia 31510

     Under date of February 6, 1999, we reported on the consolidated balance sheets of South Banking Company, as of December 31, 1998 and 1997, and the related statements of income, cash flows and stockholders' equity for the three years in the period ended December 31, 1998.

     In connection with our examination of the aforementioned consolidated financial statements, we also audited the accompanying balance sheets (Parent Corporation Only) as of December 31, 1998 and 1997 and the related statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Banking Company (Parent Corporation Only) as of December 31, 1998 and 1997, and the results of its operations, stockholders' equity and its cash flows for the three years then ended in conformity with generally accepted accounting principles.

                                  Respectfully submitted,


                                  H. H. BURNET & COMPANY, P.C.
February 6, 1999

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                             BALANCE SHEETS


                                             December 31,  December 31,
                                             1998          1997

                                 ASSETS
Cash and due from banks
 Interest bearing                            $   547,372   $   414,399
 Non-interest bearing                             23,830        16,789
Investment in bank's subsidiaries             15,682,810    14,506,089
Investment in nonbank subsidiaries               240,925       181,759
Investment-C B Financial-available for sale      300,000             -
Other assets                                      40,165        60,428
Prepaid income taxes                             145,937       180,411

Total Assets                                 $16,981,039   $15,359,875


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                             $       186   $       186
Other liabilities                                      -             -
Accrued income taxes                                   -             -
Notes payable                                  2,750,000     2,800,000
Due to subsidiaries                               24,166        63,731

Total Liabilities                            $ 2,774,352   $ 2,863,917


Stockholders' Equity
Common stock of $1 par value;
 authorized 1,000,000 shares;
 issued and outstanding, 1998 and 1997
 399,500 and 399,500, respectively           $   399,500   $   399,500
Surplus                                        3,070,831     3,070,831
Undivided profits                             10,651,788     8,981,846
Unrealized gain (loss) on securities
 available for sale (net)                         84,568        43,781

Total Stockholders' Equity                   $14,206,687   $12,495,958

Total Liabilities and Stockholders' Equity   $16,981,039   $15,359,875


The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                           STATEMENT OF INCOME


                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,,
                               1998          1997          1996
Income
Dividends from bank
 subsidiaries                  $   926,568   $   893,272   $   854,987
Miscellaneous income                 1,484           500           845
Interest income                     21,158        19,276        32,841
Management fees                    102,000       101,500       101,000

Total Income                   $ 1,051,210   $ 1,014,548   $   989,673

Expenses
Salaries                       $    75,467   $    73,157   $    65,000
Amortization                        13,526        15,421        24,346
Interest                           235,182       260,532       256,725
Professional fees                   22,621        15,358        15,150
Other                               75,277        84,542        67,014

Total Expenses                 $   422,073   $   449,010   $   428,235

Income before income taxes
 and equity in undistributed
 income (loss) of subsidiaries $   629,137   $   565,538   $   561,438
Provision (credit) for
 income taxes                   (  105,360)   (  110,776)   (   99,798)

Income before equity in
 undistributed income in
 subsidiaries                  $   734,497   $   676,314   $   661,236

Equity in undistributed
 income of bank subsidiaries   $ 1,135,934   $   914,669   $   720,064
Equity in undistributed
 income (loss) of nonbank
 subsidiaries                       59,165    (   44,672)       49,024

                               $ 1,195,099   $   869,997   $   769,088


Net Income                     $ 1,929,596   $ 1,546,311   $ 1,430,324


The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                    STATEMENT OF STOCKHOLDERS' EQUITY


                     Common                      Undivided
                     Stock         Surplus       Profits

Balance,
 December 31, 1995   $   405,283   $  3,136,238  $ 6,464,741
 Net income                    -              -    1,430,324
 Cash dividends                -              -   (  219,849)
 Unrealized gain
  (loss) on securities
  available for sale           -              -            -
Redemption of shares  (    1,783)   (    19,657)           -

Balance,
 December 31, 1996   $   403,500   $  3,116,581  $ 7,675,216
 Net income                                        1,546,311
 Cash dividends                -              -   (  239,681)
 Unrealized gain
  (loss) on securities
   available for sale         -              -             -
 Redemption of shares (    4,000)    (   45,750)           -

Balance,
 December 31, 1997   $   399,500   $  3,070,831  $ 8,981,846
 Net income                   -              -     1,929,596
 Cash dividends               -              -    (  259,654)
 Unrealized gain
  (loss) on securities
 available for sale            -             -             -
 Redemption of share           -             -

Balance,
 December 31, 1998   $   399,500   $  3,070,831  $110,651,788


Unrealized
Gain
(Loss) on
Securities    Total
Available     Stockholders'
for Sale      Equity


$    42,591   $ 10,048,853
          -      1,430,324
          -    (   219,849)


 (   53,639)   (    53,639)
          -    (    21,440)


$(   11,048)  $ 11,184,249

                 1,546,311
               (   239,681)


     54,829         54,829
          -    (    49,750)


$    43,781   $ 12,495,958
          -      1,929,596
          -    (   259,654)

     40,787         40,787
          -              -


$    84,568   $ 14,206,687

The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                         STATEMENT OF CASH FLOWS

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1998          1997          1996

Cash Flows From Operating
 Activities:
 Net income                    $ 1,929,596   $ 1,546,311   $ 1,430,324
 Add expenses not requiring
  cash
  Depreciation and
   amortization                     20,697        27,358        36,088
 Undistributed earnings of
  subsidiaries                  (1,195,099)   (  869,997)    ( 769,088)
 Increase (decrease) in
  accounts payable                       -             -     (   2,058)
 Increase (decrease) in
  other liabilities                      -             -             -
 Increase (decrease) in
  accrued income taxes                   -             -             -
 (Increase) decrease in
  other assets                  (      435)       14,865        17,802
 (Increase) decrease in
  prepaid income taxes              34,474    (  125,506)        9,112
 Increase (decrease) in
  due from subsidiary-taxes     (   39,565)       48,418    (   25,463)

Net Cash Used in Operating
 Activities                    $   749,668   $   641,449   $   696,717

Cash Flows From Investing
 Activities:
 Contribution to equity in
  bank subsidiary              $         -   $        -    $(  400,000)
  Purchase of equipment                  -    (    2,307)   (   26,236)
  Purchase of Pineland
   State Bank                            -             -    (1,839,937)
 Purchase of C B Financial
   Stock                        (  300,000)            -             -

Net Cash Used in Investing
 Activities                    $(  300,000)  $(    2,307)  $(2,266,173))


 The accompanying note is an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                         STATEMENT OF CASH FLOWS

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31,  December 31,
                               1998          1997          1996

Cash Flows From Financing
 Activities:
 Payments on note payable
  bank                         $(  350,000)  $(  350,000)  $(  350,000)
 Proceeds from notes payable
  to banks                         300,000             -     2,000,000
 Dividends paid                 (  259,654)   (  239,681)   (  219,849)
 Increase (decrease) in due
  to subsidiaries                        -             -             -
 Redemption of common stock              -    (   49,750)   (   21,440)
Net Cash Provided (Used)
 from Financing Activities     $(  309,654)  $(  639,431)  $ 1,408,711
Net increase (decrease) in
 cash and cash equivalents     $   140,014   $(      289)  $(  160,745)
Cash and cash equivalents at
 beginning of year                 431,188       431,477       592,222

Cash and Cash Equivalents
 at End of Year                $   571,202   $   431,188   $   431,477


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