Form 10-Q
period 1999-03-31
SOUTH BANKING CO
filed 1999-05-14
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934




For quarter ended   March 31, 1999    Commission file number  2-71249


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


                                             Yes    X        No

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1999.


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

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . 11 -
18


Part II. Other Information  . . . . . . . . . . . . . . . . . .  .  .
19







































                        SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)


                                         March 31,        December 31,
                                         1999             1998

                                 ASSETS

Cash and due from banks                   $  4,073,038    $  6,122,085

Deposits in other banks -
 interest bearing                         $  1,340,000    $  1,539,000

Investment securities:
 Available for sale                       $ 16,486,883    $ 16,993,917

 Held to maturity                         $    747,626    $    747,716

Georgia Bankers stock                     $    547,283    $    547,283

Federal Home Loan Bank stock              $    426,100    $    396,200

Federal funds sold                        $ 12,646,000    $ 17,648,000

Loans                                     $118,717,570    $114,959,844
Less: Unearned discount                    (   154,545)    (   154,545)
Reserve for loan losses                    ( 2,046,172)    ( 1,970,620)

                                          $116,516,853    $112,834,679

Bank premises and equipment               $  4,093,843    $  4,020,735

Goodwill                                  $    249,102    $    262,137

Other assets                              $  3,652,216    $  3,778,990

Total Assets                              $160,778,944    $164,890,742

The accompanying notes are an integral part of these financial statements.

                        SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                  CONSOLIDATED BALANCE SHEETS (con't)
                              (UNAUDITED)


                                         March 31,      December 31,
                                         1999           1998

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing              $ 22,168,764    $ 23,299,454
           Demand - interest bearing        20,492,521      24,613,084
           Savings                           9,557,958       9,057,678
           Time                             88,980,230      89,019,729
                                          $141,199,473    $145,989,945
Borrowing                                    3,137,952       3,156,096
Accrued expenses and other
 liabilities                                 1,607,935       1,391,347
Federal funds purchased                              -               -
Note payable - Federal Home Loan Bank          133,333         146,667

Total Liabilities                         $146,078,693    $150,684,055

Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 1998 and 1997 - 399,500
 and 399,500, respectively                $    399,500    $    399,500
Surplus                                      3,070,831       3,070,831
Undivided profits                           11,209,066      10,651,788
Accumulated other comprehensive
 income                                         20,854          84,568

Total Stockholders' Equity                $ 14,700,251    $ 14,206,687

Total Liabilities and
 Stockholders' Equity                     $160,778,944    $164,890,742

The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                  CONSOLIDATED STATEMENT OF INCOME AND
                          COMPREHENSIVE INCOME
                              (UNAUDITED)



                                          Three Months    Three Months
                                         Ended           Ended
                                         March 31,       March 31,
                                         1999            1998

Interest Income
Interest and fees on loans                $  3,051,810    $  2,939,846
Interest on federal funds sold                 155,146         140,878
Interest on deposits with other
 banks                                          17,208          15,416
Interest on investment securities:
 U. S. Treasury                                 42,009          52,229
 U. S. government agencies                     169,338         170,251
 Mortgage backed securities                     10,801          16,965
 State and political subdivisions               22,877          23,068
 Dividends                                      49,827          34,637


Total Interest Income                     $  3,519,016    $  3,393,290


Interest Expense
Interest on deposits                      $  1,475,238    $  1,453,482
Interest on other borrowings                    57,692          64,807

Total Interest Expense                    $  1,532,930    $  1,518,289

Net Interest Income                       $  1,986,086    $  1,875,001
Provision for loan losses                       75,000          54,000

Net interest income after provisions
 for loan losses                          $  1,911,086    $  1,821,001


Other Operating Income
Service charge on deposit accounts        $    336,116    $    280,274
Commission on insurance                         15,275          21,889
Other income                                   112,117          61,872
Gain (loss) sale of securities                       5               6
Computer income                                 86,585          42,199

Total Other Operating Income              $    550,098    $    406,240

The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                 CONSOLIDATED STATEMENT OF INCOME AND
                      COMPREHENSIVE INCOME (Con't)
                              (UNAUDITED)



                                          Three Months    Three Months
                                         Ended           Ended
                                         March 31,       March 31,
                                         1999            1998

Other                        Operating                       Expenses
Salaries                                  $    742,425    $    595,839
Profit sharing and other personnel
 expense                                       133,086         111,738
Occupancy expense                               97,351         107,633
Furniture and fixtures expense                 178,262         167,506
Payroll taxes                                   51,208          38,869
Data processing                                 83,150          40,785
Other operating expenses                       379,636         402,990

Total Other Operating Expenses            $  1,665,118    $  1,465,360

Income before income taxes                $    796,066    $    761,881
Applicable income taxes                        238,787         227,848

Net income                                $    557,279    $    534,033
Other comprehensive income, net of tax
 Unrealized gains (losses) on
  securities                              $(    63,714)   $      5,363

Other comprehensive income (loss)         $(    63,714)   $      5,363

Comprehensive income                      $    493,565    $    539,396


Per share data on weighted average
 outstanding shares
Weighted average outstanding shares            399,500         399,500

Net income per share                      $      1.395    $      1.337

The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                        STATEMENT OF CASH FLOWS
                              (UNAUDITED)


                                           Three Months   Three Months
                                          Ended          Ended
                                          March 31,      March 31,
                                          1999           1998
Cash Flows From Operating Activities:
 Net income                                $    557,279   $    534,033
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                 108,689        149,442
  Provision for loan losses                      75,000         54,000
 Bond portfolio losses (gains)                        -              6
 Gain on sale of other real estate
  owned                                               -              -
 Increase (decrease) in taxes payable           238,787        220,820
 Increase (decrease) in interest payable         16,571        105,955
 Increase (decrease) in other liabilities   (    38,770)   (   125,665)
 (Increase) decrease in interest
  receivable                                     67,662         24,550
 (Increase) decrease in prepaid
  expenses                                       33,567    (    19,339)
 (Increase) decrease in other assets             22,163        206,759
 Recognition of unearned loan income                 -     (     6,699)

Net Cash Provided (Used) in Operating
 Activities                                $  1,080,948   $  1,143,862

Cash Flows From Investing Activities:
 Proceeds from maturities of investment
  securities - available for sale          $  3,650,418  $   1,565,386
 Proceeds from maturities of investment
  security - held to maturity                         -        838,117
 Purchase of investment securities - AFS    ( 3,150,000)   ( 2,205,273)
 Purchase of investment securities - HTM              -    (   502,136)
 Net loans to customers                     ( 3,757,174)   ( 2,148,914)
 Purchase of premise and equipment          (   222,389)   (    91,630)
 Proceeds from sale of equipment                      -              -
 Proceeds from other real estate owned                -              -
 Purchase of FHLB stock                     (    29,900)   (    51,700)

Net Cash Provided (Used) in Investing
 Activities                                $( 3,509,045)  $( 2,596,150)

The accompanying notes are an integral part of these financial statements.

                        SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                    STATEMENT OF CASH FLOWS (Con't)
                              (UNAUDITED)


                                         Three Months     Three Months
                                         Ended           Ended
                                         March 31,       March 31,
                                         1999            1998

Cash Flows From Financing Activities:
 Net increase (decrease) in demand
  deposits, NOW and money market           $( 5,251,253)  $( 1,747,798)
 Net increase (decrease) in savings
  and time deposit                              460,781      2,284,713
 Net increase (decrease) in borrowings      (    18,144)   (    32,500)
 Dividends paid                                       -              -
 Redemptions of company stock                         -              -
 Federal funds purchased                              -    (   150,000)
 Net decrease - note payable - FHLB         (    13,334)            -
Net Cash Provided (Used) From
 Financing Activities                      $( 4,821,950)  $    354,415

Net Increase (Decrease) in Cash
 and Cash Equivalents                      $( 7,250,047)  $( 1,097,873)

Cash and Cash Equivalents at
 Beginning of Year                           25,309,085     19,448,444

Cash and Cash Equivalents at
 End of Period                             $ 18,059,038   $ 18,350,571

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

      The liquidity and capital resources of the Company is monitored on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at March 31, 1999 were considered satisfactory but on the lower level. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 1999, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities. During the three months ended March 31, 1999, total capital increased $493,564 to $14,700,251. This increase in capital resulted from net earnings of $557,279 and a decrease of $63,714 in unrealized gains on securities available for sale, net of taxes.

      At  March  31,  1999,  South  Banking  Company  had  no  binding
commitments  for  capital  expenditures.   No  additional  mergers  or
acquisitions requiring cash are being negotiated at present.

Results of Operations

      The following discussion and analysis presents the significant changes in financial condition and the results of operations of South Banking Company and Subsidiary for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1998 Annual Report to Shareholders and Form 10-K.

                         SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Con't)

Since the primary business activities of South Banking Company are conducted through its Banks, this discussion focuses primarily on the financial condition and operations of the Banks. Included in this discussion are forward looking statements based on management's current expectations, actual results, however, may differ. Amounts and percentages used in this discussion have been rounded.

Earnings Summary

     Net income for the first quarter of 1999 was $557,279, up $23,246 from $534,033 in the first quarter of 1998. On a per share basis earnings registered a similar increase from $1.337 to $1.395. These levels of income represent annualized returns on average assets of 1.37% and 1.42%, respectively. Return on average equity also decreased from 16.73% to 15.42%. Details concerning the Company's results of operations are discussed in the following sections of this report.

      Net interest income for the first quarter of 1999 totaled $1,986,086, up $111,085 from $1,875,001 in the first quarter of 1998.

     Interest income is being impacted by the mix of assets, the level of earning assets and a lower interest rate environment. Average earning assets for the quarter of $151.9 million are $14.8 million in excess of the first quarter 1998 average. These funds are primarily being invested in the loan portfolio. The lower rate environment, however, has caused loan income to increase only $111,964 from $2,939,846 in the first quarter of 1998 to $3,051,810 in the first quarter of 1999. This increase reflects the downward repricing of the Bank's substantial portfolio of one-year adjustable rate loans.

      Interest expense, the other component of net interest income, increased $14,641 when compared to the first quarter of last year despite the fact that the average balance of interest bearing liabilities was up $8.8 million. This is the result of lower interest rates. The overall cost of interest bearing liabilities for the quarter of 4.94% is 33 basis points lower than in the first quarter of 1998 reflecting several rate reductions implemented in late 1998.

      This combination of higher average balances and lower rates produced a net interest margin of 4.33% for the quarter, down from 5.01% in the first quarter of last year but still at the peer average.

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary (Con't)

      The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $75,000 and $54,000 during the three months ended March 31, 1999 and 1998, respectively.

Noninterest Income

      Following is a comparison of noninterest income for the three months ended March 31, 1999 and 1998.

                                              Three          Three
                                                Months          Months
Ended                                             Ended
                                                           March 31,  March 31,
                                                            1999      1998
Service charges on deposits                  $  336,116     $  280,274
Other service charges, commissions
 & fees                                          15,275         21,889
Other income                                    198,707        104,077

Total Noninterest Income                     $  550,098     $  406,240

      Total noninterest income for the three months ended March 31, 1999 was $143,858 higher than during the same period in 1998. The primary increase is related to additional computer processing income from nonaffiliated banks and brokerage services.

      During the third quarter of 1998, the Bank began offering brokerage services, including stocks, bonds, mutual funds and annuities, to its customers. The effect on the deposit base has been limited as less than one quarter of the total sales have come from Bank deposits. In the long-term, management believes this service will actually increase deposits.

Noninterest Expense

      Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the first quarter of 1999 of $1,665,118 was $199,758, or 8.2%, greater than during the first quarter of 1998.

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense (Con't)

      The majority of this increase was due to higher salary and benefit costs, up $167,934 to $875,511. Salaries have increased as a result of the retention of a full-time broker and a new branch location, in addition to regular compensation adjustments. As a consequence of this, payroll related taxes also increased. Increases were also experienced in group insurance and pension expense.

      Other increases were experienced in equipment costs and data processing, while other noninterest expense decreased by $23,354 to $379,635 for the quarter. This reflects decreases in a number of items including postage, stationery and supplies, professional fees, and educational expense. Management expects several of these items, including stationery, professional fees, and educational expense, to be reduced during the remainder of the year.

     One category of noninterest expense, occupancy expense, decreased during the quarter. Net occupancy expense fell by $10,282, or 9.55% for the quarter.

Income Taxes

      The Company's provision for income taxes, which totaled $238,787 in the first quarter of 1999 and $227,848 in the first quarter of 1998, includes both federal and state income taxes. The effective tax rates during the two periods were 30.0% in 1999 and 29.9% in 1998.

Financial Condition

      Average total assets during the first quarter of 1999 were $162,834,843, up from $12.4 million from the first quarter of 1998. A detailed discussion of the Bank's financial condition, and its various balance sheet components follows.

Loan Portfolio

      The loan portfolio, which represents South's largest asset, has increased during the first quarter by $3,757,726 to $118,717,570. Competitive pressures from auto manufacturers and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types of loans. However, management believes that with the recent decline in the local farming economy, there exists little opportunity to expand and develop the agricultural loan portfolio. In the year since March 31, 1998 this portfolio increased substantially. Commercial and real estate lending remains the largest part of the portfolio.

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Portfolio (Con't)

      The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At March 31, 1999 commitments to extend credit, including unused lines of credit, totaled $13,782,000 while letters of credit totaled $669,000.

     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. The following table provides a summary of past due loans and nonperforming assets.

          Summary of Past Due Loans and Nonperforming Assets
                            (in thousands)

                                                 -------March 31------
-
                                                1999           1998
                                                      (Unaudited)
     Loans past due 90 or more days
      still accruing interest                   $   285        $   183

     Nonperforming assets:
      Nonaccruing loans                         $   254        $   625
      Other real estate owned                       182            183

                                                $   436        $   808

      Management makes this determination by its analysis of overall loan quality, changes in he mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. At March 31, 1999, the allowance for loan losses was $2,046,172 or 1.61% of gross loans. Given the inherent risk contained in the portfolio, including the nonaccrual loan described above as well as commitments to extend credit, this level is considered adequate. Management is not aware of any trends, uncertainties or other information relating to the loan portfolio which it expects will materially impact future operating results, liquidity, or capital resources.

      The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a sufficient level. The provision totaled $75,000 during the first quarter of 1999 and $54,000 during the first quarter of 1998.

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities Portfolio and Federal Funds Sold

      The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At March 31, 1999, the held to maturity portfolio totaled $747,626.

      Management also attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At March 31, 1999 this portfolio had an estimated fair value of $17,460,266, $31,597 in excess of the amortized cost. Such excess represents an unrealized gain.

      This portfolio, which represents 90.5% of the total securities portfolio, is invested primarily in U.S. Treasury and agency obligations and tax exempt municipals. The treasury and agency portion of the portfolio, including agency backed mortgage securities, total $15,103,553 at quarter-end or 86.5% of the available for sale portfolio. Tax exempt municipals totaling $1,083,324 comprised 6.2%. The remainder of the portfolio, which totals $1,273,383, consists of Georgia Bankers Stock, C. B. Financial Corp Stock and stock which the Bank is required to hold for membership in the Federal Reserve Bank and the Federal Home Loan Bank.

      The Bank has typically favored investments with maturities of five years or less which have known cash flow patterns. Such instruments typically provide greater safety, less market value fluctuation and more simplified asset/liability issues. However, some callable securities and mortgage backed securities may be purchased from time to time for their increased yield.

      The Bank generally tries to minimize its involvement in the overnight federal funds sold market, instead relying on the continually maturing securities portfolio to provide the liquidity needed to fund loans or meet deposit withdraw demands. Nonetheless, at any given time the execution of specific investing or funding strategies, or normal fluctuations in deposit and loan balances may require the bank to sell, or buy, funds on an overnight basis. In addition, any daily excess funds are maintained in Federal Funds until demands on accounts are determined.

Deposits and Other Funding Sources

      Total deposits at March 31, 1999 of $141,199,473 were down from their year-end total of $145,989,945. The first quarter has traditionally not been a growth period, however, while first quarter deposits have decreased, they are well above the first quarter 1998 totals of $133,139,007.
                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits and Other Funding Sources (Con't)

      Noninterest bearing deposit decreased $1,130,690 to $22,168,764 during the quarter. In contrast to this, interest bearing deposits declined $3,659,782 or 3.0%, to $122,690,491 during the quarter. The area of greatest decline was NOW accounts which decreased by $4,120,563 to $20,492,521 due to the lower interest rates which have been in effect since the fourth quarter of 1998. Increases were experienced in savings accounts.

      In addition to deposits the Bank may generate funding by the use of borrowings.

Year 2000 Compliance

      Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using 00 as the year 1900 rather than the year 2000. This could result in failures or miscalculations and is generally referred to as the Year 2000 issue.

     Because the Bank, as well as some of its suppliers, customers and service providers, is heavily dependent on computers to conduct its business operations it recognizes and seeks to responsibly address the Year 2000 issue. Failure to address Year 2000 issues could result in business disruption that could materially affect the Company's operations, liquidity or capital resources. A Year 2000 Task Team has been assembled to study, test, and remedy Year 2000 issues. This team includes members of senior management and reports regularly to the Board of Directors. The team has inventoried all computer related or dependent hardware and software, identified those which are critical, and assessed the year 2000 compliance of each component. Testing of critical items, which involve a third party software vendor, are being jointly conducted with that processor. During 1998, such tests of the processors' major functions were successful. Additional testing is scheduled for the second quarter of 1999. Backup systems for noncritical functions have also been identified and are also subject to testing. The Bank also has contingency plans which will be implemented in the event of a Year 2000 failure. In addition, the Bank has contacted those customers and vendors, who, if unable to cope with the Year 2000 issue may negatively impact the Bank, to attempt to determine their degree of readiness.

      Through March 31, 1999, the Bank expenditures have been non-material in preparation for the Year 2000. It is not expected that additional capital expenditures of a significant amount will be needed.

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Compliance (Con't)

      While the Bank believes the tests and procedures in place should minimize the Year 2000 risks and enable it to meet the needs of its customers in the Year 2000, the Bank cannot quantify the potential impact of any unforeseen Year 2000 failures that might occur either internally or from external third parties.

Impact of Inflation

      The consolidated financial statements and related data included in this report were prepared in accordance with generally accepted accounting principles, which require the Company's financial position and results of operations to be measured in terms of historical dollars, except for the available for sale securities portfolio. Consequently, the relative value of money generally is not considered. Nearly all of the Company's assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on the Company's performance than the effect of inflation.

                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
                     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (27) Financial Data Schedule

          The registrant has not filed any reports on Form 8-K during the three month period ended March 31, 1999.


                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)



Date:  May 13, 1999               By:
                                     Paul Bennett
                                     President


Date:  May 13, 1999               By:
                                     Olivia Bennett
                                     Vice President