Form 10-Q
period 1999-06-30
SOUTH BANKING CO
filed 1999-08-12
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For quarter ended   June 30, 1999    Commission file number   2-71249


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


                                             Yes    X        No

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1999.


     Common stock, $1.00 par value - 399,500 shares outstanding








                         SOUTH BANKING COMPANY


                        SOUTH BANKING COMPANY
                          ALMA,      GEORGIA



Part I.  Financial Information

          Consolidated Financial Statements . . . . . . . . . . . .4 -
10

          Notes to Consolidated Financial Statements . . . . . .  .  .
11

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . .12 -
19

Part II. Other Information  . . . . . . . . . . . . . . . . . . .20  -
21







































                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                          June 30,        December 31,
                                           1999           1998

                                 ASSETS

Cash and due from banks                    $  6,422,357   $  6,122,085

Deposits in other banks -
 interest bearing                          $  1,349,000   $  1,539,000

Investment securities:
 Available for sale                        $ 17,668,425   $ 16,993,917

 Held to maturity                          $    747,530   $    747,716

Georgia Bankers stock                      $    547,283   $    547,283

Federal Home Loan Bank stock               $    426,100   $    396,200

Federal funds sold                         $  7,015,000   $ 17,648,000

Loans                                      $123,026,386   $114,959,844
Less: Unearned discount                     (   154,545)   (   154,545)
Reserve for loan losses                     ( 1,983,211)   ( 1,970,620)

                                           $120,888,630   $112,834,679

Bank premises and equipment                $  4,049,021   $  4,020,735

Goodwill                                   $    236,067   $    262,137

Other assets                               $  3,905,383   $  3,778,990

Total Assets                               $163,254,796   $164,890,742

The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                  CONSOLIDATED BALANCE SHEETS (con't)
                              (UNAUDITED)

                                          June 30,         December 31,
                                          1999            1998

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing               $ 20,048,036   $ 23,299,454
           Demand - interest bearing         21,804,855     24,613,084
           Savings                           11,371,456      9,057,678
           Time                              90,260,575     89,019,729
                                           $143,484,922   $145,989,945
Borrowing                                     3,164,216      3,156,096
Accrued expenses and other
 liabilities                                  1,443,804      1,391,347
Federal funds purchased                               -              -
Note payable - Federal Home Loan Bank           120,000       146,667

Total Liabilities                          $148,212,942   $150,684,055

Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 1999 and 1998 - 399,500
 and 399,500, respectively                 $    399,500   $    399,500
Surplus                                       3,070,831      3,070,831
Undivided profits                            11,744,974     10,651,788
Accumulated other comprehensive
 income                                     (   173,451)        84,568

Total Stockholders' Equity                 $ 15,041,854   $ 14,206,687

Total Liabilities and
 Stockholders' Equity                      $163,254,796   $164,890,742

The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                    CONSOLIDATED STATEMENT OF INCOME
                       AND COMPREHENSIVE INCOME
                              (UNAUDITED)

                   Three         Three
                   Months        Months        Six Months    Six Months
                   Ended         Ended         Ended         Ended
                   June 30,      June 30,      June 30,      June 30,
                   1999          1998          1999          1998
Interest Income:
 Interest & fees
  on loans         $ 3,106,089   $ 3,020,746   $ 6,157,899   $ 5,960,592
 Interest on federal
  funds sold           130,984       138,807       286,130       279,685
 Interest on deposits
  with other banks      22,625        15,939        39,833        31,355
 Interest on invest-
  ment securities:
  U.S. Treasury         40,376        53,468        82,385       105,697
  Mortgage backed
   securities            9,882        15,243        20,683        32,208
  U.S. Government
   agencies            172,032       163,457       341,370       333,708
  State & municipal
   subdivisions         22,195        22,877        45,072        45,945
 Other                   9,016         6,745        58,843        41,382

Total Interest
 Income            $ 3,513,199   $ 3,437,282   $ 7,032,215   $ 6,830,572

Interest Expense:
 Interest on
  deposits         $ 1,455,295   $ 1,505,695   $ 2,930,533   $ 2,959,177
 Interest on other
  borrowings            61,189        68,307       118,881       133,114

 Total Interest
  Expense          $ 1,516,484   $ 1,574,002   $ 3,049,414   $ 3,092,291

Net Interest
 Income            $ 1,996,715   $ 1,863,280   $ 3,982,801   $ 3,738,281

Provision for loan
 losses                 75,000        74,000       150,000       128,000
Net interest income

Net interest income
 after provision
 for loan losses   $ 1,921,715   $ 1,789,280   $ 3,832,801   $ 3,610,281

The accompanying notes are an integral part of these financial statements.

                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
                   CONSOLIDATED STATEMENT OF INCOME
                   AND COMPREHENSIVE INCOME (con't)
                              (UNAUDITED)


                  Three         Three
                  Months        Months        Six Months    Six Months
                   Ended         Ended         Ended         Ended
                  June 30,      June 30,      June 30,      June 30,
                  1999          1998          1999          1998

Other Operating Income:
 Service charge on
  deposit accounts $   334,803   $   281,658   $   670,919   $   561,932
 Commission on
  insurance             13,805        28,008        29,080        49,897
 Other income           93,308       109,118       205,425       170,990
 Gain (loss) on sale
  of securities             45            17            50            23
 Computer income       100,864        40,332       187,449        82,531
Total Other
 Operating Income  $   542,825   $   459,133   $ 1,092,923   $   865,373
Other Operating Expenses:
 Salaries          $   727,662   $   629,486   $ 1,470,087   $ 1,225,325
 Profit sharing &
  personnel expense    137,221       111,219       270,307       222,957
 Occupancy expense     111,244       131,084       208,595       238,717
 Furniture &
  fixtures expense     175,940       138,031       354,202       305,537
 Payroll taxes          48,417        70,817        99,625       109,686
 Data processing        33,941         2,607       117,091        43,392
 Other operating
  expenses             457,324       438,379       836,960       841,369

Total Other Operating
 Expenses          $ 1,691,749   $ 1,521,623   $ 3,356,867   $ 2,986,983

Income before
 income taxes      $   772,791   $   726,790   $ 1,568,857   $ 1,488,671
Applicable income
 taxes                 236,883       217,046       475,670       444,894
Net Income         $   535,908   $   509,744   $ 1,093,187   $ 1,043,777

The   accompanying  notes  are  an  integral  part  of  these  financial statements.
                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                    CONSOLIDATED STATEMENT OF INCOME
                   AND COMPREHENSIVE INCOME (Con't)
                              (UNAUDITED)


                   Three        Three
                          Months        Months       Six Months    Six Months
Ended                      Ended                 Ended                 Ended
June   30,            June  30,       June  30,       June  30,         1999
1998              1999          1998
Other Comprehensive
 Income, Net of Tax:
  Unrealized gains
   (losses) on
   securities       $( 194,305)  $    38,934   $(  258,019) $    44,297

Other Comprehensive
 Income (Loss)      $( 194,305)  $    38,934   $(  258,019) $     44,297

Comprehensive
 Income             $  341,603   $   548,678   $   835,168  $  1,088,074
Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares               399,500      399,500        399,500       399,500

Net Income         $      1.34  $       1.28                $      2.74     $
2.61

The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                        STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                          Six Months     Six Months
                                          Ended          Ended
                                          June 30,       June 30,
                                          1999           1998
Cash Flows From Operating Activities:
 Net income                                $  1,093,187   $  1,043,777
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                 267,688        316,054
  Provision for loan losses                     150,000        128,000
 Bond portfolio losses (gains)                       50             23
 Gain on sale of other real estate
  owned                                               -              -
 Increase (decrease) in taxes payable           179,670        236,947
 Increase (decrease) in interest
   payable                                   (    80,809              )1
52,245
 Increase (decrease) in other
   liabilities                               (    46,404              )(
229,140                                               )
 (Increase) decrease in interest
   receivable                                (   138,957              )(
190,962                                               )
 (Increase) decrease in prepaid
  expenses                                       35,942         29,784
  (Increase) decrease in other assets        (    23,378              )2
74,473
 Recognition of unearned loan income                  -    (    20,000)

Net Cash Used in Operating Activities      $  1,436,989   $  1,741,201

Cash Flows From Investing Activities:
 Proceeds from sale of investment
  securities - available for sale          $          -   $          -
 Proceeds from maturities of
  investment securities - available
  for sale                                    4,925,051      2,998,690
 Purchase of investment securities -
   available for sale                        ( 5,550,000              )(
3,552,086                                             )
  Net loans to customers                     ( 8,203,951              )(
8,012,662                                             )
  Purchase of premise and equipment          (   327,346              )(
235,077                                               )
 Proceeds from sale of premises
  and equipment                                       -              -
 Proceeds from other real estate owned                -              -
 Proceeds from maturities of investment
  securities held to maturity                         -      1,060,097
 Purchase of equity securities              (   250,000              )-

The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                           SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                    STATEMENT OF CASH FLOWS (Con't)
                              (UNAUDITED)

                                          Six Months     Six Months
                                          Ended          Ended
                                          June 30,       June 30,
                                           1999          1998

Cash Flows From Investing Activities (con't):
Purchase of investment securities
  held to maturity                        $          -    $(   502,137)
Purchase of FHLB stock                      (    29,900             )  (
51,700                                                )

Net Cash Used in Investing Activities      $( 9,436,146              )$(
8,294,875                                             )

Cash Flows From Financing Activities:
 Federal funds purchased repaid            $          -   $(   150,000)
 Net increase (decrease) in demand
   deposits, NOW and money market            ( 6,059,648              )(
1,440,117                                             )
 Net increase (decrease) in savings
  and time deposit                            3,554,624      6,628,140
 Net increase (decrease) in
  borrowings                                     8,120     (    65,000)
 Net decrease - FHLB loan                  (    26,667)              -
 Redemptions of company stock                         -              -
 Increase in securities sold under
  repurchase agreement                                -              -

Net Cash Provided (Used) From
  Financing Activities                      $( 2,523,571              )$
4,973,023

Net Increase (Decrease) in Cash
 and Cash Equivalents                      $(10,522,728              )$(
1,580,651                                             )

Cash and Cash Equivalents at
 Beginning of Year                           25,309,085     19,448,444
Cash and Cash Equivalents at
 End of Period                             $ 14,786,357   $ 17,867,793
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

      The liquidity and capital resources of the Company is monitored on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at June 30, 1999 were considered satisfactory but on the lower level. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 1999, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities. During the three months ended June 30, 1999, total capital increased $ 341,603 to $ 15,041,854. This increase in capital resulted from net earnings of $ 535,908 and a decrease of $ 194,305 in unrealized gains on securities available for sale, net of taxes.

       At  June  30,  1999,  South  Banking  Company  had  no  binding
commitments  for  capital  expenditures.  No  additional  mergers   or
acquisitions requiring cash are being negotiated at present.

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

Results of Operations - (Con't)

Since the primary business activities of South Banking Company are conducted through its Banks, this discussion focuses primarily on the financial condition and operations of the Banks. Included in this discussion are forward looking statements based on management's current expectations, actual results, however, may differ. Amounts and percentages used in this discussion have been rounded.

Earnings Summary

      Net income for the second quarter of 1999 was $535,908, up $26,164 from $509,744 in the second quarter of 1998. On a per share basis, earnings registered a similar increase from $1.28 to $1.34. These levels of income represent annualized returns on average assets of 1.31% and 1.33%, respectively. Return on average equity also decreased from 15.63% to 14.65%. Details concerning the Company's results of operations are discussed in the following sections of this report.

      Net interest income for the second quarter of 1999 totaled $1,996,715, up $133,435 from $1,863,280 in the second quarter of 1998.

     Interest income is being impacted by the mix of assets, the level of earning assets and the interest rate environment. Average earning assets for the quarter of $148.6 million are $11.4 million in excess of the second quarter 1998 average. These funds are primarily being invested in the loan portfolio. The lower rate environment, however, has caused loan income to increase only $85,343 from $3,020,746 in the second quarter of 1998 to $3,106,089 in the second quarter of 1999. This increase reflects the downward repricing of the Bank's substantial portfolio of one-year adjustable rate loans, however, the recent increase in the prime rate has begun to positively impact interest income.

      Interest expense, the other component of net interest income, decreased $50,400 when compared to the second quarter of last year despite the fact that the average balance of interest bearing liabilities was up $7.3 million. This is the result of lower interest rates. The overall cost of interest bearing liabilities for the quarter of 4.80% is 48 basis points lower than in the second quarter of 1998, reflecting several rate reductions implemented in late 1998 and early 1999.

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary (Con't)

      This combination of higher average balances and lower rates produced a net interest margin of 4.65% for the quarter, down from 4.73% in the second quarter of last year but still at the peer average.

      The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $75,000 and $74,000 during the three months ended June 30, 1999 and 1998, respectively.

Noninterest Income

      Following is a comparison of noninterest income for the three months ended June 30, 1999 and 1998.

                                       Three           Three
                                       Months          Months
                                      Ended            Ended
                                       June 30,        June 30,
                                       1999            1998

Service charges on deposits           $     334,803    $     281,658
Other service charges, commissions
 & fees                                       13,805          28,008
Other income                                 194,217         149,467

Total Noninterest Income               $     542,825   $     459,133

     Total noninterest income for the three months ended June 30, 1999 was $83,692 higher than during the same period in 1998. The primary increase is related to additional computer processing income from nonaffiliated banks and brokerage services.

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

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

      Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the second quarter of 1999 of $1,691,749 was $170,126 or 11.1%, greater than during the second quarter of 1998.

      The majority of this increase was due to higher salary and benefit costs, up $124,178 to $864,883. Salaries have increased as a result of the retention of a full-time broker and a new branch location, in addition to regular compensation adjustments. Increases were also experienced in group insurance and pension expense.

      Other increases were experienced in equipment costs and data processing, while other noninterest expense increased by $18,945 to $379,635 for the quarter. Management expects this trend to remain constant during the remainder of the year.

     One category of noninterest expense, occupancy expense, decreased during the quarter. Net occupancy expense fell by $19,840, or 15.13% for the quarter.

Income Taxes

     The Company's provision for income taxes, which totaled $236,883 in the second quarter of 1999 and $217,046 in the second quarter of 1998, includes both federal and state income taxes. The effective tax rates during the two periods were 30.6% in 1999 and 29.9% in 1998.

Financial Condition

      Average total assets during the second quarter of 1999 were $162,016,870, up from $153,017,859 from the second quarter of 1998. A detailed discussion of the Bank's financial condition, and its various balance sheet components follows.

Loan Portfolio

      The loan portfolio, which represents South's largest asset, has increased during the second quarter by $4,308,816 to $123,026,386. Competitive pressures from auto manufacturers and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types of loans. Management also believes that with the recent decline in the local farming economy, there exists

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Portfolio (Con't)

little opportunity to expand and develop the agricultural loan portfolio. In the year since June 30, 1998, the loan portfolio has increased substantially. Commercial and real estate lending remains the largest part of the portfolio.

     The Bank is also a part to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At June 30, 1999, commitments to extend credit, including unused lines of credit, totaled $12,714,000 while letters of credit totaled $633,000.

     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. The following table provides a summary of past due loans and nonperforming assets.

          Summary of Past Due Loans and Nonperforming Assets
                            (in thousands)

                                             ---------June 30,--------
                                   -
                                            1999            1998
                                                  (Unaudited)
     Loans past due 90 or more days
      still accruing interest               $      114      $       79

     Nonperforming assets:
      Nonaccruing loans                     $      913      $    1,222
      Other real estate owned                      182             117

                                            $    1,095      $    1,339

      Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. At June 30, 1999, the allowance for loan losses was $1,983,211 or 1.61% of gross loans. Given the inherent risk contained in the portfolio, including the non-

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Portfolio Con't)

accrual loan described above as well as commitments to extend credit, this level is considered adequate. Management is not aware of any trends, uncertainties or other information relating to the loan portfolio which it expects will materially impact future operating results, liquidity, or capital resources.

      The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a significant level. The provision totaled $75,000 during the second quarter of 1999 and $74,000 during the second quarter of 1998.

Securities Portfolio and Federal Funds Sold

      The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At June 30, 1999, the held to maturity portfolio totaled $747,530.

     Management attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At June 30, 1999, this portfolio had an estimated fair value of $17,668,425, $173,451 less than the amortized cost. Such deficit represents an unrealized loss.

      This portfolio, which represents 91.1% of the total securities portfolio, is invested primarily in U.S. Treasury and agency obligations and tax exempt municipals. The treasury and agency portion of the portfolio, including agency backed mortgage securities, total $16,034,919 at quarter-end or 82.7% of the available for sale portfolio. Tax exempt municipals totaling $1,831,036 comprised 9.4%. The remainder of the portfolio, which totals $1,523,383, consists of bank holding company stock, Georgia Bankers Stock, and stock which the Bank is required to hold for membership in the Federal Reserve Bank and the Federal Home Loan Bank.

      The Bank has typically favored investments with maturities of five years or less which have known cash flow patterns. Such instruments typically provide greater safety, less market value fluctuation and more simplified asset/liability issues. However, some callable securities and mortgage backed securities may be purchased from time to time for their increased yield.

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
               MANAGEMENT'S DISCUSSION  AND ANSLYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities Portfolio and Federal Funds Sold (Con't)

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

Deposits and Other Funding Sources

      Total deposits at June 30, 1999 of $143,484,922 were up from their first quarter total of $141,199,473. The second quarter has traditionally not been a large growth period. While second quarter deposits have increased only slightly, they are well above the second quarter 1998 totals of $137,790,115.

      Noninterest bearing deposits decreased $2,120,729 to $20,048,035 during the quarter. In contrast to this, interest bearing deposits increased $4,403,177, or 3.7%, to $123,436,886 during the quarter. Increases were experienced in all types of interest bearing deposits.

     In addition to deposits, the Bank may generate funding by the use of borrowing.

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

Board of Directors. The team has inventoried all computer related or dependent hardware and software, identified those which are critical, and assessed the year 2000 compliance of each component. Testing of critical items, which involve a third party software vendor, are being jointly conducted with that processor. During 1998, such tests of the processors' major functions were successful. Additional testing is scheduled for the third quarter of 1999. Backup systems for noncritical functions have also been identified and are also subject to testing. The Bank also has contingency plans which will be implemented in the event of a Year 2000 failure. In addition, the Bank has contacted those customers and vendors, who, if unable to cope with the Year 2000 issue may negatively impact the Bank, to attempt to determine their degree of readiness.

       Through June 30, 1999, the Bank expenditures have been nonmaterial in preparation for the Year 2000. It is not expected that additional capital expenditures of a significant amount will be needed.

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

Item 1.  Legal Proceedings - None.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (27) Financial Data Schedule

              The registrant has not filed any reports on Form 8-K during the three month period ended June 30, 1999.
                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOUTH BANKING COMPANY
                                  (Registrant)


Date:  August 12, 1999            By:
                                     Paul T. Bennett
                                     President


Date:  August 12, 1999            By:
                                     Olivia Bennett
                                     Vice President