Form 10-Q
period 1999-09-30
SOUTH BANKING CO
filed 1999-11-09
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1999 Commission file number 2-71249

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

                          Yes    X        No



      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1999.


      Common stock, $1.00 par value - 399,500 shares outstanding









                        SOUTH BANKING COMPANY


                        SOUTH BANKING COMPANY
                          ALMA,      GEORGIA




Part I.  Financial Information

          Consolidated Financial Statements  . . . . . . . . . . . 4 -
10

          Notes  to Consolidated Financial Statements . . . .  .  .  .
11

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . .12 -
19


Part  II. Other Information  . . . . . . . . . . . . . . .  .  .  .  .
20

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      CONSOLIDATED BALANCE SHEETS




                                        September 30,    December 31,
                                         1999               1998
                                 ASSETS

Cash and due from banks                  $  9,054,171     $  6,122,085

Deposits in other banks -
 interest bearing                        $  1,364,000     $  1,539,000

Investment securities:
 Available for sale                      $ 18,237,748     $ 16,993,917

 Held to maturity                        $    747,435     $    747,716

Georgia Bankers stock                    $    547,283     $    547,283

Federal Home Loan Bank stock             $    426,100     $    396,200

Federal Funds Sold                       $  4,467,000     $ 17,648,000


Loans                                    $126,658,017     $114,959,844
Less:      Unearned     discount                       (        154,545)
(   154,545                                         )
Reserve  for loan losses                   ( 1,952,706)     (  1,970,620
)

                                         $124,550,766     $112,834,679

Bank premises and equipment              $  3,942,268     $  4,020,735

Goodwill                                 $    223,031     $    262,137

Other assets                             $  4,084,929     $  3,778,990


Total Assets                             $167,644,731     $164,890,742

The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                  CONSOLIDATED BALANCE SHEETS (con't)

                                         September 30,    December 31,
                                        1999             1998

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - noninterest
                     bearing             $ 19,350,276     $ 23,299,454
           Demand - interest bearing       24,596,754       24,613,084
           Savings                         11,589,952        9,057,678
           Time                            91,628,838       89,019,729
                                         $147,165,820     $145,989,945
Borrowing                                   3,030,475        3,156,096
Accrued expenses and other
 liabilities                                1,686,912        1,391,347
Federal funds purchased                             -                -
Note payable - FHLB                           106,666          146,667

Total Liabilities                        $151,989,873     $150,684,055

Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000, shares issued
 and outstanding - September 30, 1999
 and December 31, 1998, 399,500
 and 399,500, respectively               $    399,500     $    399,500
Surplus                                     3,070,831        3,070,831
Undivided profits                          12,424,569       10,651,788
Accumulated other comprehensive
 income                                    (  240,042)          84,568

Total Stockholders' Equity               $ 15,654,858     $ 14,206,687

Total Liabilities and
 Stockholders' Equity                    $167,644,731     $164,890,742

The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                          SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME

                  Three        Three
                  Months       Months        Nine Months  Nine Months
                  Ended        Ended        Ended        Ended
                  September    September    September    September
                  30, 1999     30, 1998     30, 1999     30, 1998
Interest Income:
 Interest & fees
  on loans         $ 3,353,084  $ 3,218,249  $ 9,510,983  $ 9,178,841
 Interest on federal
  funds sold            97,544      143,669      383,674      423,354
 Interest on deposits
  with other banks      19,570       24,596       59,403       55,951
 Interest on
  investment
  securities:
  U.S. Treasury         35,725       54,630      118,110      160,327
  U.S. Government
   agencies            198,693      161,934      540,063      495,642
  Mortgage backed
   bonds                 8,926       14,009       29,609       46,217
  State & municipal
   subdivisions         20,853       22,877       65,925       68,822
 Other                  18,593        7,974       77,436       49,356

Total Interest
 Income            $ 3,752,988  $ 3,647,938  $10,785,203  $10,478,510
Interest Expense:
 Interest on
  deposits         $ 1,498,150  $ 1,588,301  $ 4,428,683  $ 4,547,478
 Interest on other
  borrowings            61,838       69,391      180,719      202,505
Total Interest
 Expense           $ 1,559,988  $ 1,657,692  $ 4,609,402  $ 4,749,983
Net interest income$ 2,193,000  $ 1,990,246  $ 6,175,801  $ 5,728,527
Provision for loan
 losses                 84,000       54,000      234,000      182,000
Net interest income
 after provision
 for loan losses   $ 2,109,000  $ 1,936,246  $ 5,941,801  $ 5,546,527

The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               CONSOLIDATED STATEMENTS OF INCOME (con't)

                   Three        Three
                   Months       Months        Nine Months  Nine Months
                   Ended        Ended        Ended        Ended
                   September    September    September    September
                   30, 1999     30, 1998     30, 1999     30, 1998
Other Operating Income:
 Service charge on
  deposit accounts  $   401,246  $   280,038  $ 1,072,165   $  841,970
 Commission on
  insurance              16,127       17,813       45,207       67,710
 Other income            84,534      124,358      289,959      295,348
 Computer processing
  fees                   98,712       32,006      286,161      114,537
 Gain (loss) on sale
  of securities              80          115          130          138

Total Other
 Operating Income   $   600,699  $   454,330  $ 1,693,622  $ 1,319,703
Other Operating
 Expenses:
 Salaries           $   745,096  $   672,802  $ 2,215,183  $ 1,898,127
 Profit sharing &
  personnel expense     147,002      122,513      417,309      345,470
 Occupancy expense       95,924       94,662      304,519      333,379
 Furniture &
  fixtures expense      194,484      233,622      548,686      539,159
 Payroll taxes           46,601       14,165      146,226      123,851
 Data processing         45,471       52,930      162,562       96,322
 Other operating
  Expenses              434,642      402,975    1,271,602    1,244,344
Total Other
 Operating Expenses $ 1,709,220  $ 1,593,669  $ 5,066,087  $ 4,580,652
Income before income
 taxes              $ 1,000,479  $   796,907  $ 2,569,336  $ 2,285,578
Applicable income
 taxes                  320,885      255,356      796,555      700,250


Net Income          $   679,594  $   541,551  $ 1,772,781  $ 1,585,328


The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME (con't)

                   Three        Three
                   Months       Months        Nine Months  Nine Months
                   Ended        Ended        Ended        Ended
                   September    September    September    September
                   30, 1999     30, 1998     30, 1999     30, 1998
Other comprehensive
 income, net of tax:
 Unrealized gains
 (losses) on
   Securities        $(   66,591            )  $    71,516  $(  324,610)
$   115,813

Other Comprehensive
  Income (Loss)      $(   66,591            )  $    71,516  $(  324,610)
$   115,813

Comprehensive
  Income             $   613,003               $   613,067             $
 1,448,171          $ 1,701,141


Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares                399,500      399,500      399,500      399,500

Net Income          $      1.70  $      1.36  $      4.44  $      3.97
The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                       STATEMENTS OF CASH FLOWS

                                           Nine Months   Nine Months
                                           Ended         Ended
                                           September     September
                                             30, 1999    30, 1998

Cash Flows from Operating Activities:

 Net income                                 $  1,772,781  $  1,585,328
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                  397,554       493,804
  Provision for loan losses                      234,000       182,000
 Bond portfolio gains (losses)                       130           138
 Gain on sale of other real estate owned               -             -
 Increase (decrease) in taxes payable            226,989        12,930
 Increase (decrease) in interest
   payable                                    (    92,852              )
145,274
 Increase (decrease) in other liabilities        161,428       105,793
 (Increase) decrease in interest
   receivable                                 (   403,764             )(
392,333                                                )
 (Increase) decrease in prepaid expenses          28,068        59,044
  (Increase) decrease in other assets             103,178              (
378,597
 Recognition of unearned loan income                   -               (
 18,363                                                )

Net Cash Used in Operating Activities       $  2,427,512  $  1,795,018

Cash Flows from Investing Activities:

 Proceeds from sale of investment
  securities - available for sale           $          -  $          -
 Proceeds from maturities of
  investment securities - available
  for sale                                     5,338,681     4,919,373
 Purchase of investment securities -
   available for sale                         ( 6,600,000             )(
5,501,423                                              )
  Net loans to customers                      (11,950,087             )(
11,632,770          )  Purchase of premise and equipment   (    370,373)
(   415,156                                            )
 Proceeds from sale of premises and
  equipment                                            -             -
 Proceeds from maturity of investment
     securities    -   held   to    maturity                           -
1,060,098
 Purchase of investment securities -
   held to maturity                                     -              (
502,137                                                )
 Purchase of equity securities               (  250,000)             -

The   accompanying  notes  are  an  integral  part  of  these  financial statements.
                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
                    STATEMENTS OF CASH FLOWS (con't)

                                           Nine Months   Nine Months
                                           Ended         Ended
                                           September     September
                                             30, 1999    30, 1998

Cash Flows from Investing Activities: (con't)

Purchase of CB Financial Corp stock         $          -              $(
300,000                                         )
Purchase  of FHLB stock                       (    29,900              )
(    51,000                                            )

Net Cash Used in Investing Activities       $(13,861,679              )$
(12,423,015                                            )

Cash Flows from Financing Activities:

 Net increase (decrease) in demand
  deposits, NOW and money market            $( 3,965,508             )$(
2,805,312                                              )
 Net increase (decrease) in savings
  and time deposits                            5,141,383     9,168,052
  Net increase (decrease) in borrowings       (   125,621              )
202,500
 Dividends paid                                        -             -
 Redemptions of company stock                          -             -
 Increase (decrease) in federal
   funds sold                                           -              (
150,000                                                )
  Increase note payable - FHLB                (    40,001              )
 160,000

Net Cash Provided (Used) From
 Financing Activities                       $  1,010,253  $  6,575,240

Net Increase (Decrease) in Cash
 and Cash Equivalents                       $(10,423,914             )$(
4,052,757                                              )

Cash and Cash Equivalents at
 Beginning of Period                          25,309,085    19,448,444

Cash and Cash Equivalents at
 End of Period                              $ 14,885,171  $ 15,395,687

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

     The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at September 30, 1999 were considered satisfactory but on the lower level. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 1999, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities. During the three months ended September 30, 1999, total capital increased $613,003 to $15,654,858. This increase in capital resulted from net earnings of $679,594 and an increase of $66,591 in unrealized losses on securities available for sale, net of taxes.

      At  September  30,  1999, South Banking  Company  had  no  binding
commitments   for  capital  expenditures.  No  additional   mergers   or
acquisitions requiring cash are being negotiated at present.

Results of Operations

      The following discussion and analysis presents the significant changes in financial condition and the results of operations of South Banking Company and Subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1998 Annual Report to Shareholders and Form 10-K.

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

Earnings Summary

      Net income for the third quarter of 1999 was $679,594, up $138,043 from $541,551 in the third quarter of 1998. On a per share basis, earnings registered a similar increase from 1.36 to 1.70. These levels of income represent annualized returns on average assets of 1.63% and 1.40%. respectively. Return on average equity also increased from 16.23% to 18.21%. Details concerning the Company's results of operations are discussed in the following sections of this report.

      Net interest income for the third quarter of 1999 totaled $2,193,000 up $202,754 from $1,990,246 in the third quarter of 1998.

      Interest income is being impacted by the mix of assets, the level of earning assets, and the interest rate environment. Average earning assets for the quarter of $151.3 million are $5.7 million in excess of the third quarter 1998 average. These funds are primarily being invested in the loan portfolio. The lower rate environment, however, has caused loan income to increase only $105,050 from $3,647,938 in the third quarter of 1998 to $3,752,988 in the third quarter of 1999. This increase reflects the downward repricing of the Bank's substantial portfolio of one-year adjustable rate loans; however, the recent increase in the prime rate has begun to positively impact interest income.

      Interest expense, the other component of net interest income, decreased $97,704 when compared to the third quarter of last year despite the fact that the average balance of interest bearing liabilities was up $10 million. This is the result of lower interest rates. The overall cost of interest bearing liabilities for the quarter of 5.07% is 44 basis points lower than in the third quarter of 1999, reflecting several rate reductions implemented in late 1998 and early 1999.

      This combination of higher average balances and lower rates produced a net interest margin of 4.83% for the quarter, up from 4.51% in the third quarter of last year.

                          SOUTH BANKING COMPANY
                          ALMA,         GEORGIA
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary (con't)

      The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $84,000 and $54,000 during the three months ended September 30, 1999 and 1998, respectively.

Noninterest Income

      Following is a comparison of noninterest income for the three months ended September 30, 1999 and 1998.

                                          Three Months    Three Months
                                          Ended          Ended
                                          September 30,   September 30,
                                          1999           1998

Service charges on deposits                $     401,246  $    280,038
Other service charges, commissions
 & fees                                           16,127        17,813
Other income                                     183,246       156,364

Total Noninterest Income                   $     600,619  $    454,215

      Total noninterest income for the three months ended September 30, 1999 was $146,404 higher than during the same period in 1998. The primary increase is related to additional computer processing income from nonaffiliated banks and brokerage services.

     During the third quarter of 1998, the Bank began offering brokerage services, including stocks, bonds, mutual funds, and annuities, to its customers. The effect on the deposit base has been limited as less than one quarter of the total sales have come from Bank deposits. In the long-term, management believes this service will actually increase deposits.

Noninterest Expense

      Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the third quarter of 1999 of $1,709,220 was $115,551 or 7.25% greater than during the third quarter of 1998.

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense (con't)

      The majority of this increase was due to higher salary, payroll taxes, and benefit costs, up $129,219 to $938,699. Salaries have increased as a result of the retention of a full-time broker and a new branch location, in addition to regular compensation adjustments. Increases were also experienced in group insurance and pension expense.

      Other non-personnel expense had little change from prior year. Management expects this trend to remain constant during the remainder of the year.

Income Taxes

     The Company's provision for income taxes, which totaled $320,885 in the third quarter of 1999 and $255,356 in the third quarter of 1998 includes both federal and state income taxes. The effective tax rates during the two periods were 32.0% in 1999 and 32.0% in 1998.

Financial Condition

      Average total assets during the third quarter of 1999 were $165,449,764, up from $157,288,048 from the third quarter of 1998. A detailed discussion of the Bank's financial condition and its various balance sheet components follows:

Loan Portfolio

      The loan portfolio, which represents South's largest asset, has increased during the third quarter by $3,631,631 to $126,658,017. Competitive pressures from auto manufacturers and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types of loans. Management also believes that with the recent decline in the local farming economy, there exists little opportunity to expand and develop the agricultural loan portfolio. In the year since September 30, 1998, the loan portfolio has increased substantially. Commercial and real estate lending remains the largest part of the portfolio.

      The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION

Loan Portfolio (con't)

the amount recognized in the consolidated balance sheets. At September 30, 1999, commitments to extend credit, including unused lines of credit, totaled $20,820,000 while letters of credit totaled $596,000.

      Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. The following table provides a summary of past due loans and nonperforming assets.

           Summary of Past Due Loans and Nonperforming Assets
                             (in thousands)

                                              ------September 30,------
1999                                       1998
                                                     (Unaudited)
     Loans past due 90 or more days
      still accruing interest                $       277   $       157

     Nonperforming assets:
      Nonaccruing loans                      $       790  $       846
      Other real estate owned                       180            679

                                             $       970  $     1,525

       Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers, and other factors. At September 30, 1999, the allowance for loan losses was $1,952,706 or 1.54% of gross loans. Given the inherent risk contained in the portfolio, including the nonaccrual loan described above as well as commitments to extend credit, this level is considered adequate. Management is not aware of any trends, uncertainties, or other information relating to the loan portfolio, which it expects will materially impact future operating results, liquidity, or capital resources.

      The provision for loan losses is a charge to earnings, which is made to maintain the allowance for loan losses at a significant level. The provision totaled $84,000 during the third quarter of 1999 and $54,000 during the third quarter of 1998.

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities Portfolio and Federal Funds Sold

      The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At September 30, 1999, the held to maturity portfolio totaled $747,283.

      Management attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At September 30, 1999, this portfolio had an estimated fair value of $18,237,748, $240,042 less than the amortized cost. Such deficit represents an unrealized loss.

      This portfolio, which represents 91.3% of the total securities portfolio, is invested primarily in U. S. Treasury and agency obligations and tax exempt municipals. The treasury and agency portion of the portfolio, including agency backed mortgage securities, total $16,114,433 at quarter end or 88.4% of the available for sale portfolio. Tax exempt municipals totaling $1,573,315 comprised 8.6%. The remainder of the portfolio, which totals $550,000, consists of bank holding company stock and Georgia Bankers Stock.

      The Bank has typically favored investments with maturities of five years or less which have known cash flow patterns. Such instruments typically provide greater safety, less market value fluctuation, and more simplified asset/liability issues. However, some callable securities and mortgage backed securities may be purchased from time to time for their increased yield.

      The Bank generally tries to minimize its involvement in the overnight federal funds sold market, instead, relying on the continually maturing securities portfolio to provide the liquidity needed to fund loans or meet deposit withdraw demands. Nonetheless, at any given time, the execution of specific investing or funding strategies or normal fluctuations in deposit and loan balances may require the bank to sell or buy funds on an overnight basis. In addition, any daily excess funds are maintained in Federal Funds until demands on accounts are determined.

Deposits and Other Funding Sources

      Total deposits at September 30, 1999 of $147,165,820 were up from their second quarter total of $143,484,922. The third quarter has traditionally been a good growth period. Third quarter deposits have increased $3,680,898.

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONNS

Deposits and Other Funding Sources (con't)

      Noninterest bearing deposits decreased $697,760 to $19,350,276 during the quarter. In contrast to this, interest bearing deposits increased $4,378,658, or 3.5%, to $127,815,544 during the quarter. Increases were experienced in all types of interest bearing deposits.

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

      Because the Bank, as well as some of its suppliers, customers, and service providers, is heavily dependent on computers to conduct its business operations, it recognizes and seeks to responsibly address the Year 2000 issue. Failure to address Year 2000 issues could result in business disruption that could materially affect the Company's operations, liquidity, or capital resources. A Year 2000 Task Team has been assembled to study, test, and remedy Year 2000 issues. This team includes members of senior management and reports regularly to the Board of Directors. The team has inventoried all computer related or dependent hardware and software, identified those which are critical, and assessed the Year 2000 compliance of each component. Testing of critical items, which involve a third party software vendor, are being jointly conducted with that processor. During 1998 and 1999, such tests of the processors' major functions were successful. Backup systems for noncritical functions have also been identified and are also subject to testing. The Bank also has contingency plans, which will be implemented in the event of a Year 2000 failure. In addition, the Bank has contacted those customers and vendors, who, if unable to cope with the Year 2000 issue, may negatively impact the Bank, to attempt to determine their degree of readiness.

      Through September 30, 1999, the Bank expenditures have been nonmaterial in preparation for the Year 2000. It is not expected that additional capital expenditures of a significant amount will be needed.
                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND AANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 Compliance

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

                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - No change.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits - None

         (27) Financial Data Schedule

               The registrant has not filed any reports on form 8-K during the nine-month period ended September 30, 1999.
                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)


Date:                             By:
                                     Paul T. Bennett
                                     President

Date:                             By:
                                     Olivia Bennett
                                     Vice President