Form 10-K
period 1999-12-31
SOUTH BANKING CO
filed 2000-03-30
CIK 351566

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

              For the fiscal year ended December 31, 1999
                    Commission file number  2-71249

                                 SOUTH          BANKING          COMPANY
(Exact name of registrant as specified in its charter
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

              Class                        Outstanding at  February  29,
2000
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



                                 PART 1.


SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING INFORMATION

      Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

       changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

       changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

       changes in local economic and business conditions which adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral;

       increased competition for deposits and loans adversely affecting rates and terms;

       the timing, impact and other uncertainties of the Company's potential future acquisitions, including the Company's ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the Company's ability to enter new markets successfully and capitalize on growth opportunities;

       increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

       the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

       changes in the availability of funds resulting in increased costs or reduced liquidity;

       changes in the Company's ability to pay dividends on its Common
       Stock;

       increased asset levels and changes in the composition of assets and the resulting impact on the Company's capital levels and regulatory capital ratios;

                                       1


       the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

       the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

       changes in statutes and government regulations or their interpretations applicable to bank holding companies and the Company's present and future banking and other subsidiaries, including changes in tax requirements and tax rates;

       all written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

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

      During 1998, Alma Bank formed South Financial Products, Inc. (SFP) as a vehicle to enter the financial services market and provide service to its customers. South Financial Products, Inc. offers a complete array of investments options including stocks, bonds, mutual funds, financial and retirement planning, tax advantaged investments and asset allocations. SFP offers securities through Unvest, a North Carolina based independent clearing firm. SFP is licensed and regulated through the National Association of Securities Dealers, the Securities and Exchange Commission and various state and federal banking authorities.

                                      2


The maturing of the baby boomer generation is creating a market for asset management services. The Company expects growth in this department and anticipates that resulting fees will provide a stable stream of income.

The Banks

      The Banks operate full service banking business in Bacon, Appling, Candler and Camden Counties, Georgia, providing such customary banking services as checking and savings accounts, various other types of time deposits, safe deposit facilities and money transfers. The Banks also finance commercial and agricultural transactions, make secured and unsecured loans, and provide other financial services to its customers. The Banks do not conduct trust activities. On December 31, 1998, Alma Bank and Peoples Bank ranked, on the basis of total deposits, as the smaller of the two banks in Bacon and Appling Counties and the 224th and 267nd largest banks among 349 banks in Georgia. Citizens Bank, one of five banking operations in Camden County, ranked the 324th largest bank among 349 banks in Georgia; and Pineland Bank, one of three banking operations in Metter, Georgia, ranked the 300th largest bank among 349 banks in Georgia, Sheshunoff's Banks of Georgia (1999 edition).

      The Banks make and service both secured and unsecured loans to individuals, firms, and corporations. Commercial lending operations include various types of credit for the Banks' customers. The Banks' installment loan departments make direct loans to individuals and, to a limited extent, purchase installment obligations from retailers both with and without recourse. The Banks make a variety of residential, industrial, commercial, and agricultural loans secured by real estate, including interim construction financing. Each bank has established desired mixes of real estate, commercial, agricultural, and consumer lending depending upon activities within the local area. The ratios are established in accordance with risk diversification goals. All banks are located in small rural areas with low to moderate income levels. The banks primarily look to real estate lending as a major portion of portfolio. Real estate values have remained fairly stable over the past few years to give stability to lending activities. Loan to value ratios are maintained in the 60% to 80% level for various real estate lending. Loan to value ratio of non real estate loans vary from 50% for the inventory or receivables to 90% for vehicles and other consumer lending. The economy of the area remains fairly constant without great fluctuation. The national economy will effect the area primarily in the timber and other agricultural products; however, the movement is not as wide locally as national movement indicates. Citizens Bank, Pineland Bank and Peoples Bank act as agents for another bank in offering "Master Card" and "VISA" credit cards to its customers and does not assume the credit risk on these transactions. Alma Bank offers "Master Card" credit cards to its customers.

      At December 31, 1999, the Banks had correspondent relationships with 15 other commercial banks. These correspondent banks provide certain services to the banks such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for the services, the Banks maintain certain balances with its correspondents in noninterest bearing accounts.


                                     3

Employees

      On December 31, 1999, the Registrant and its subsidiaries had 91 full-time and 11 part-time employees. The Registrant is not a party to any collective bargaining agreement and employee relations are deemed to be good.

Competition

      The  Banking  business is highly competitive.  The  Banks  compete primarily with other commercial banks operating in Bacon, Camden, Appling, and Candler Counties. In addition, the Banks compete with other financial institutions, including savings and loan associations, credit unions and finance companies and, to a lesser extent, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money-market mutual funds.

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

Systems

  During 1999, the Company completely tested all of its core application systems for Year 2000 readiness. For further information, please see the "General" heading in Managements' Discussion and Analysis.

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

Supervision and Regulations

      The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is required
                                      4


to register as such with the Board of Governors. The Registrant is required to file with the Board of Governors an annual report and such other information as may be required to keep the Board of Governors informed with respect to the Registrant's compliance with the provisions of the Act. The Board of Governors may also make examinations of the Registrant and its subsidiaries from time to time.

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

                                     5

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

     The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in

                                       6
the following five categories based upon capitalization ratios: (i) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (ii) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%, (iii) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (iv) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (v) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

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

      The written policies of the Georgia Department of Banking and Finance (the "DBF") require that state banks in Georgia generally maintain a minimum ratio of primary capital to total assets of 6.0%. At December 31, 1999, the Banks were in compliance with these requirements. In addition, the DBF is likely to compute capital obligations in accordance with the risk-based capital rules while continuing to require a minimum absolute level of capital.

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

      The banks are also subject to examination by the DBF and the FDIC. The DBF regulates and monitors all areas of the operations of the banks, including reserves, loans, mortgages, issuances of securities, payment of dividends, interest rates, and establishment of branches. Interest and certain other charges collected or contracted for by the Banks are also subject to state usury laws and certain federal laws concerning interest rates. The Banks' deposits are insured by the FDIC up to the maximum permitted by law.

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

Recent Legislative and Regulatory Action

      On April 19, 1995, the four Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the
Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulations contain three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals; (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas; and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses, and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions, and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures were scheduled to begin for institutions with assets of less than $250 million.

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

      Effective March 11, 2000, pursuant to authority granted under the Gramm-Leach-Bliley Act, a bank holding company may elect to become a financial holding company and thereby to engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to quality for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its insured depository institution subsidiaries must have achieved a rating of "satisfactory" or better with respect to meeting community credit needs. Pursuant to the Gramm-Leach-Bliley Act, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary hereto, as determined by the Federal Reserve Board. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature" including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, dealing or making a market in securities. The Registrant has not, at this time, made any decision with respect to whether it will elect to become a financial holding company under the Gramm-Leach-Bliley Act.

      The Gramm-Leach-Bliley Act does not significantly alter the regulatory regimes under which the Registrant and the Bank currently operate. While certain business combinations not currently permissible will be possible after March 11, 2000, we cannot predict at this time resulting changes in the competitive environment or the financial condition of the Registrant or the Bank's. Using the financial holding company structure, insurance companies and securities firms may acquire the bank holding companies, such as the registrant, and may compete more directly with banks or bank holding companies.

      Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the combined company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Registrant cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of itself or any of its subsidiaries.

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

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

      In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with early application encouraged. South is in the process of determining the impact, if any, the implementation of SFAS No. 133 and SFAS No. 137 will have on its results of operations.

      In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprise, an amendment to SFAS No. 65. This statement is effective for the first fiscal quarter beginning after December 15, 1998, (or January 1, 1999 for the Company). The statement requires that after the securitization of mortgage loans held for sale, any retained mortgage-backed securities be classified in accordance with SFAS No. 115, based on the entity's ability and intent to sell or hold those investments. Prior to this statement, mortgage banking entities were required to classify these securities as trading only. The adoption of this standard did not have a material effect on the Company.

Industry Developments

      Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution's industry. Because of the uncertainty of the final terms and likelihood of passage of the proposed legislation, the Company is unable to assess the impact of any proposed legislation of its financial condition or operations at this time.

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

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIALS

A. The condensed average balance sheets for the periods indicated are presented below.
                               Year Ended    Year Ended    Year Ended
                                December 31,   December 31,  December  31,
1999                           1998              1997
ASSETS                                       (In Thousands)
Cash and due from banks        $    7,836     $    5,736              $    8,723
Cash in bank - interest bearing     1,355          1,411         1,412
Taxable investment securities      15,905         15,285        12,026
Nontaxable investment securities    1,825          1,945         1,833
Others                              1,435            932           833
Federal funds sold and securities
 purchased under agreements to
 resell                             8,757         11,354         7,202
Loans - net                       121,166        111,239        96,657
Other assets                        8,031          8,625         7,944

Total Assets                   $  166,310     $  156,527    $  136,630

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: Demand - non-interest
           bearing             $   20,341     $   20,209    $   18,052
     Demand - interest bearing     23,777         22,732        21,118
     Savings                       10,674          9,048         8,327
     Time                          92,406         86,113        72,070
Total Deposits                 $  147,198     $  138,102    $  119,567
Federal funds purchased                 55             -           507
Other borrowed funds                 3,087         3,380         3,614
Other liabilities                      962         1,694         1,102

Total Liabilities               $  151,302    $  143,176    $  124,790
Shareholders' equity                15,008        13,351        11,840

Total Liabilities and
 Shareholders' Equity           $  166,310    $  156,527    $  136,630


B. Interest Rates. The tables below show for the periods indicated the average amount outstanding for major categories of interest earning assets and interest bearing liabilities; the average interest rates earned or paid; the interest income and expense earned or paid thereon; net interest earnings and the net yield on interest-earning assets.
                                     Year Ended December 31, 1999
                               Average        Yield/
                               Balance        Interest       Rate
ASSETS                                            (In    Thousands)
Cash in banks - interest bearing$    1,355     $      78          5.75%
Loans                              121,166        12,859         10.61
Taxable investments                 15,905           936          5.88
Non-taxable investments              1,825            87          4.77
Other                                1,435            96          6.68
Federal funds sold and
 securities Purchased under
 agreements to resell                8,757           462          5.28
Total Interest-Bearing
 Assets                         $  150,443     $  14,518          9.65%

LIABILITIES
Demand - interest bearing       $   23,777     $     633          2.66%
Savings deposits                    10,674           352          3.30
Other time deposits                 92,406         5,037          5.45
Other borrowing                      3,087           236          7.65
Federal funds purchased                 55             3          5.54
Total Interest-Bearing
 Liabilities                    $  129,999     $   6,261          4.82%

Net interest earnings                          $   8,257
Net yield on interest earning assets                              4.83%

                                      Year Ended December 31, 1998
                               Average        Yield/
                               Balance        Interest       Rate
ASSETS                                        (In Thousands)
Cash in banks - interest
 bearing                       $     1,411    $       82          5.81     %
Loans                              111,239        12,152         10.92
Taxable investments                 15,285           936          6.12
Non-taxable investments              1,945            92          4.73
Other                                  932            57          6.11
Federal funds sold and
 securities purchased
 under agreements to resell         11,354           601          5.29
Total Interest-Bearing
 Assets                        $   142,166   $    13,920          9.79%

LIABILITIES
Demand  -  interest bearing      $    22,732    $        678           2.98
%
Savings deposits                     9,048           288          3.18
Other time deposits                 86,113         5,164          5.99
Other borrowing                      3,380           262          7.75
Federal funds purchased                  -             -             -
Total Interest-Bearing
 Liabilities                   $   121,273   $     6,392          5.27%

Net interest earnings                        $     7,528
Net yield on interest earning assets                              4.52%

                                      Year Ended December 31, 1997
                               Average        Yield/
                               Balance        Interest       Rate
ASSETS                                        (In Thousands)
Cash in banks - interest
 bearing                       $     1,412    $       92         6.50%
Loans                               96,657        10,770         11.14
Taxable investments                 12,026           941          7.82
Non-taxable investments              1,833            90          4.91
Other                                  833            42          5.04
Federal funds sold and
 securities purchased
 under agreements to resell          7,202           393          5.45
Total Interest-Bearing
 Assets                        $   119,963   $    12,328         10.28%


LIABILITIES
Demand - interest bearing      $    21,118   $       720         3.41%
Savings deposits                     8,327           258          3.10
Other time deposits                 72,070         4,074          5.65
Other borrowing                      3,614           305          8.44
Federal funds purchased                507            30          5.91
Total Interest-Bearing
 Liabilities                   $   105,636   $     5,387          5.10%

Net interest earnings                        $     6,941
Net yield on interest earning assets                              5.18%


(1) Note: Loan fees are included for rate calculation purposes. Loan fees included in interest amounted to approximately $892,522 in 1999, $810,462 in 1998 and $732,852 in 1997. Non accrual loans have been included in the average balances.

C. Interest Differentials. The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.

1999 compared to 1998

                                     Increase (Decrease) Due to (1)
                                Volume        Rate          Change
Interest earned on:                       (In Thousands)
Cash in banks - interest
 bearing                       $(       3)  $(        1)   $(        4)
Loans                                1,084   (      377)           707
Taxable investments             (       38)          38              -
Nontaxable investments         (         7            )                2
(        5                               )
Other                                   24           14             38
Federal funds sold and
 securities purchased under
 agreement to resell           (       137)  (        2)    (      139)

Total Interest-Earning Assets $        923  $(      326               )$
597

1999 compared to 1998 (Con't)
                                     Increase (Decrease) Due to (1)
                                Volume        Rate          Change
                                          (In Thousands)
Interest paid on:
 NOW deposits                  $        31  $(       76              )$(
45                                       )
 Savings deposits                       52          12              64
 Other time deposits                  372    (      499)    (      127)
 Other borrowing              (        23)   (        3)    (       26)
   Federal  funds  purchased                  3                        -
3

Total Interest-Bearing
 Liabilities                  $        435  $(      566              )$(
131                                      )

Net Interest Earnings         $        488  $       240    $       728


(1) The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to average balances outstanding in the later year.

1998 compared to 1997
                                    Increase (Decrease) Due to (1)
                               Volume        Rate          Change
Interest earned on:                       (In Thousands)
Cash in banks - interest
  bearing                       $         -  $(       10)   $(        10
)
Loans                                1,624   (      242)         1,382
Taxable investments                    255   (      260)    (        5)
Nontaxable investments                   5   (        3)             2
Other                                    5           10             15
Federal funds sold and
 securities purchased under
 agreement to resell                   230   (       22)           208

Total Interest-Earning Assets  $     2,119  $(      527)   $     1,592

Interest paid on:
 NOW deposits                  $        55  $(       97)   $(       42)
      Savings     deposits                           22                8
30
     Other    time    deposits                      793              297
1,090
 Other borrowing               (       20)  (       23)     (       43)
 Federal funds purchased       (       30)            -     (       30)

Total Interest-Bearing
 Liabilities                   $       820  $       185    $     1,005

Net Interest Earnings          $     1,299  $(      712)   $       587

(1) The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to average balances outstanding in the later year.

1997 compared to 1996
                                    Increase (Decrease) Due to (1)
                               Volume         Rate          Change
Interest earned on:                       (In Thousands)
Cash in banks - interest
 bearing                       $(       40)  $       13    $(       27)
Loans                                1,426    (     135)         1,291
Taxable  investments              (       155              )         217
62
Nontaxable investments         (        6 )           1     (        5)
Other                                  14             -             14
Federal funds sold and
 securities purchased under
 agreement to resell            (      126)          13     (      113)

Total Interest-Earning Assets  $     1,113   $      109    $     1,222

1997 compared to 1996
                                    Increase (Decrease) Due to (1)
                                Volume        Rate          Change
Interest paid on:
 NOW deposits                   $       22   $      119    $       141
 Savings deposits                       12           15             27
  Other time deposits                   443    (      72               )
371
 Other borrowing                 (      10)          23             13
     Federal    funds    purchased                    9                3
12

Total Interest-Bearing
 Liabilities                    $      476   $       88    $       564

Net  Interest Earnings           $      637                  $       21$
658


(1) The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to average balances outstanding in the later year.

II.  INVESTMENT PORTFOLIO

A. Types of Investments The carrying amounts of investment securities at the dates indicated are summarized as follows:

                               Year Ended    Year Ended   Year Ended
                               December 31,  December 31, December 31,
                               1999          1998         1997
                                             (In Thousands)
U. S. Treasury and other
 U. S. government agencies
 and corporations              $    16,292   $    14,750   $    13,892
State and political
 subdivisions (domestic)             1,714         1,959         1,976
Mortgage backed securities            502            732         1,080
Equities                              545            300             -

Totals                         $    19,053   $    17,741   $    16,948

B. Maturities The amounts of investment securities in each category as of December 31, 1999 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, (4) after ten years.

                  U. S. Treasury
                  and Other U. S.
                  Government        State
                  Agencies and      and Political     Mortgage Backed
                  Corporations      Subdivisions      Securities
                            Average          Average
                            Yield            Yield             Average
                 Amount     (1)     Amount   (1)(2)   Amount   Yield
                                       (In Thousands)
Maturity:
One year or less  $  2,297    5.99%  $  200   6.17%  $     -         -
After one year
  through  five  years 13,508    5.83      905   7.06        213       6.02
%
After five years
 through ten years       -       -        -      -                   -
After ten years        487    5.50     610  8.58    289  7.41

Totals             $ 16,292    5.84% $ 1,715   7.50%   $   502      6.82
%


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

                               Year Ended    Year Ended     Year Ended
                                 December 31,  December 31,  December 31
,
                                   1999              1998               1997
(In Thousands)
Commercial, financial and
 agricultural                   $   34,607    $   29,889    $   29,728
Real estate - mortgage              62,829        58,005        52,544
Real estate - construction          13,413         7,909         6,968
Installments                        21,433        19,157        17,285
                                $  132,282    $  114,960    $  106,525
Less - Unearned income                 216           154           149
       Reserve for possible
        losses                       2,169         1,971         1,822

Total Loans                     $  129,897    $  112,835    $  104,554

C. Maturities and Sensitivity to Changes in Interest Rates The amount of total loans by category outstanding as of December 31, 1999 which, based on remaining repayments of principal, are due in (1) one year or less, (2) more than one year but less than five and (3) more than five years are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.


                                  Maturity Classification
                                 Over One
                   One Year      Through       Over
                   or Less       Five Years    Five Years    Total
Types of Loans                       (In Thousands)
Commercial,
 financial and
 agricultural       $   28,375    $    4,955  $      1,191   $   34,521
Real estate
 mortgage               42,131        12,223         8,058       62,412
Real estate
 construction           11,568           662         1,182       13,412
Installment              9,118         9,130         2,739        2,987

Total loans due
 after one year
 with:
 Predetermined
  interest rate                       36,693
 Floating interest
  rate                                 3,447


C.   Nonperforming  Loans  The following table presents,  at  the  dates
indicated,  the  aggregate  amounts  of  nonperforming  loans  for   the
categories indicated.

                               Year Ended    Year Ended    Year Ended
                                December 31,  December 31,  December 31     ,
                               1999          1998          1997
                                             (In Thousands)
Loans accounted for on a
 non-accrual basis              $      422   $       557   $       311

Loans contractually past
 due ninety days or more
 as to interest or principal
 payments                              419           492           760

Loans, the terms of which
 have been renegotiated to
 provide a reduction or
 deferral of interest or
 principal because of a
 deterioration in the financial
 position of the borrower               29            37            36

C. Nonperforming Loans - (con't)

                               Year Ended     Year Ended    Year Ended
                               December 31,   December 31,  December 31,
                               1999           1998          1997
                                              (In Thousands)
Loans now current about which
 there are serious doubts as
 to the ability of the borrower
 to comply with present loan
 repayment terms                         -             -             -

      Loans are placed on non-accrual basis when loans are past due ninety days or more. Management can elect not to place loans on non-accrual status if net realizable value of collateral is sufficient to cover the balance and accrued interest.

D. Commitments and Lines of Credit The banks provide commitments and lines of credits to their most credit worthy customers only. Commitments are for short terms, usually not exceeding 30 days, and are provided for a fee of 1% of the amount committed. Lines of credit are for periods extending up to one year. No fee is usually charged with respect to the unused portion of a line of credit. Interest rates on loans made pursuant to commitments or under lines of credit are determined at the time that the commitment is made or line is established.

                                     21
E.   Rate Sensitivity Analysis

                                         SOUTH BANKING COMPANY
                                           DECEMBER 31, 1999

                                        +------Interest Sensitive-------+
                                                    0 -        91 -       1
to 3
                                        90 Day     365 Days   Years
                                             (Thousands of Dollars)
Earning Assets:
 Loans                                 $  72,332  $  19,575  $  16,839
 Investment securities                       289      2,497      9,576
 Interest bearing deposits                   491        279          -
 Federal funds sold and
  securities purchased under
  agreement to resell                      3,180          -          -

Total Earning Assets                   $  76,292  $  22,351  $  26,415

Supporting Sources of Funds
 Savings                               $  10,520  $       -  $       -
 Money market and NOW                     23,089          -          -
 Other time deposits                      18,741     49,210      5,039
 CD's - $100,000 or more                   4,808     17,370      2,214
 Other borrowings                             33        720        867
 Federal funds purchased                   1,140          -          -

Total Interest Bearing Deposits        $  58,331  $  67,300  $   8,120

Demand deposits and other funds
 supporting earning assets -
 non interest earning                  $       -  $       -  $       -

Total Supporting Sources of Funds      $  58,331  $  67,300  $   8,120

Interest Sensitive - interest
 earning assets less interest
 bearing liabilities                   $  17,961  $(44,949)  $  18,295

Cumulative interest rate sensitivity
 gap                                   $  17,961  $(26,988)  $( 8,693)

Interest rate sensitivity gap ratio         1.31        .33        .33

Cumulative interest rate sensitivity
gap ratio                                   1.31        .79        .94

                                        3 to 5     5 Years +
                                        Years      Over                  Total
Earning Assets:
 Loans                                $   10,319  $  13,217  $ 132,282
 Investment securities                     5,050      1,097     18,509
 Interest bearing deposits                    99          -        869
 Federal funds sold and
  securities purchased under
  agreement to resell                          -          -      3,180

Total Earning Assets                   $  15,468  $  14,314  $ 154,840

Supporting Sources of Funds
 Savings                               $       -  $       - $   10,520
 Money market and NOW                          -          -     23,089
 Other time deposits                         346          -     73,336
 CD's - $100,000 or more                       -          -     24,392
 Other borrowings                            700        350      2,670
 Federal funds purchased                       -          -      1,140

Total Interest Bearing Deposits        $   1,046  $     350  $ 135,147

Demand deposits and other funds
 supporting earning assets -
 non interest earning                  $       -  $       -  $  21,463

Total Supporting Sources of Funds      $   1,046  $     350  $ 156,610


Interest Sensitive - interest
 earning assets less interest
 bearing liabilities                   $  14,422  $  13,964  $   1,770

Cumulative interest rate sensitivity
 gap                                   $   5,729  $  19,693  $   1,770

Interest rate sensitivity gap ratio        14.78          -          -

Cumulative interest rate sensitivity
gap ratio                                   1.04       1.15       98.9

                                              22
     The rate sensitivity analysis table is designed to demonstrate South's sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of South's assets and liabilities for the period shown. A ratio of greater than 1.0 times interest earnings assets to interest bearing liabilities indicates that an increase in interest rates will generally result in an increase in net income for South and a decrease in interest rates will result in a decrease in net income. A ratio of less than 1.0 times earnings assets to interest-bearing liabilities indicates that a decrease in interest rates will generally result in a increase in net income for South and an increase in interest rates will result in an decrease in net income.

                                     22



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


                              Year Ended    Year Ended      Year Ended
                              December 31, December 31,     December 31,
                              1999         1998             1997
                                           (In Thousands)
A.  Average amount of loans
     outstanding              $   121,166   $   111,239     $    96,657
B.  Balance of reserve for
     possible loan losses at
     beginning of period      $     1,971   $     1,822     $     1,781
C.  Loans charged off:
     Commercial, financial
      and agricultural        $       149   $        10     $        44
     Real estate - mortgage            67            75             123
     Installments                     217          172               97

                              $       433   $       257     $       264
D.  Recoveries of loans
     previously charged off:
     Commercial, financial
      and agricultural        $         2   $        20     $        34
     Real estate                       31             2              8
     Installment                       95            98             83

                              $       128   $       120    $       125
E.  Net loans charged off
     during period            $       305   $       137   $        139
    Additions to reserve
     charged to operating
     expense during period (1)$       503   $       286    $       180
    Addition from bank
     acquisition                        -             -              -

                              $       503   $       286    $       180
F.  Balance of reserve for
     possible loan losses at
     end of period            $     2,169   $     1,971    $     1,822
G.  Ratio of net loans charged
     off during the period to
     average loans outstanding        .25           .12            .14


                                       23

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


V.  Deposits


A. Average deposits, classified as demand deposits, savings deposits and time certificates of deposit for the periods indicated are presented below:

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31, December 31,
                               1999          1998          1997
                                           (In Thousands)
     Demand deposits           $    20,341   $    20,209   $    18,052
     NOW deposits                   23,777        22,732        21,118
     Savings deposits               10,674         9,048         8,327
     Time certificates of
      deposits                      92,406        86,113        72,070

     Total Deposits            $   147,198   $   138,102   $   119,567


     B. The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1999 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

     Three months or less                                  $     4,808
     Over three through twelve months                           17,370
     Over twelve months                                          2,214

     Total                                                 $    24,392

                                      24

VI.  Return on Assets and Shareholders' Equity

         The following rate of return information for the periods indicated is presented below:

                               Year Ended    Year Ended     Year Ended
                               December 31,  December 31,   December 31,
                               1999          1998           1997
Return on assets (1)                 1.28%          1.23    %          1.13
%
Return on equity (2)                 14.18         14.45         13.06
Dividend payout ratio (3)            12.20         13.46         15.54
Equity to assets ratio (4)            9.02          8.53          8.67

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

                                     25
Item 4.  Submission of Matters to a vote of Security Holders

     None applicable.

Part II.

Item  5.   Market  for  the  Registrant's Common  Stock  and  Related
Security          Holder Matters

      There is no public market for the common stock of South or the Banks. The last known selling price of South's common stock, based on information available to South's management, was $12.00 per share on October 7, 1999. As of March 1, 2000, the Company had 464 shareholders with 399,500 shares outstanding.

     For the years ended December 31, 1999, 1998 and 1997, South paid cash dividends of $259,675 or $.65 per share, $259,654 or $.65 per share, and $239,681 or $.65 per share, respectively. These dollars equate to dividend payout ratios (dividends declared divided by net income) of 12.20%, 13.46% and 15.54% in 1999, 1998 and 1997, respectively. Certain other information concerning dividends and historical trading prices is set forth below:

                     QUARTERLY COMMON STOCK DATA

      Set forth below is information concerning high and low sales prices by quarter for each of the last two fiscal years and dividend information for the last two fiscal years. The Company's common
stock  is  not traded on any established pubic trading  market.   The
Company   acts  as  its  own  transfer  agent,  and  the  information concerning sales prices set forth below is derived from the Company's stock transfer records. As of December 31, 1999, there were 464 shareholders of record.
                                                SALES PRICES BY QUARTER
                                                 High          Low
     Fiscal Year 1999
     First Quarter                                $12.00        $12.00
     Second Quarter                                12.00         12.00
     Third Quarter                                 12.00         12.00
     Fourth Quarter                                12.00         12.00

                                                SALES PRICES BY QUARTER
                                                  High          Low
     Fiscal Year 1998
     First Quarter                                $12.00        $12.00
     Second Quarter                                    -             -
     Third Quarter                                     -             -
     Fourth Quarter                                12.00         12.00

                                                DIVIDENDS PAID PER SHARE
                                                       Fiscal Year
     Fiscal Year 1999                             1999          1998
     March 31                                     $  .00           .00
     June 30                                         .00           .00
     September 30                                    .00           .00
     December 31                                     .65           .65

Item 6.  Selected Financial Data

Years Ended December 31,
                  1999       1998       1997      1996      1995
                                             (In Thousands)

Total Assets       $ 173,807 $ 164,890   $ 149,895 $ 132,291 $ 97,175

Operations:
 Interest income   $  14,518 $  13,920   $  12,328 $  11,107$  8,090
 Interest expense      6,261     6,392       5,387     4,823    3,314
Net Interest
 Income            $   8,257 $   7,528   $   6,941 $   6,284$  4,776
Provision for
 loan losses             503       286         179       202      62
Net interest
 income after
 provision for
 loan losses       $   7,754 $   7,242   $   6,762 $   6,082$  4,714
Other income       $   2,298 $   1,905   $   1,569 $   1,596$  1,371
Other expenses     $   6,906 $   6,387   $   6,017 $   5,586$  4,345
Income before
 income taxes      $   3,146 $   2,760   $   2,314 $   2,092$  1,740
Federal Income
 Taxes             $   1,017 $     831   $     768 $     662$    590
Net income before
 extraordinary
 items             $   2,129 $   1,929   $   1,546 $   1,430$  1,150
Extraordinary
 items             $       - $       -   $       - $       -$      -
Net income         $   2,129 $   1,929   $   1,546 $   1,430$  1,150
Per Share Data:
 Income after
  extraordinary
  items            $    5.33 $    4.83   $    3.86 $    3.54 $    2.84
 Net income        $    5.33 $    4.83   $    3.86 $    3.54 $    2.84
 Dividends
  Declared         $     .65 $     .65   $     .60 $     .55 $     .55
 Book value        $   39.57 $   35.56   $   31.28 $   27.72 $   24.79

Profitability Ratios
 Net income to
 average total
  assets                 1.28         %     1.23  %       1.13          %
1.14                       %      1.28%
Net income to average
 stockholders'
  equity                 14.18          %   $   14.45 $   13.06  $    13.29
$   12.08
Net interest
 margin                 4.83         %   $    4.52 $    5.18 $    4.86
$    5.20

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

Year 2000 Compliance

     GENERAL. The Year 2000 risk involved computer programs and computer software that are not able to perform without interruption into and during the Year 2000. If computer systems did not correctly recognize the date change from December 31, 1999, to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could have affected interest, payments or due dates, or caused the temporary inability to process transactions, send invoices or engage in similar normal business activities. If the Company, its suppliers and its borrowers, failed to address these issues there be a material adverse impact on the Company's financial condition or results of operations.

      STATE OF READINESS. The Company formally initiated its Year 2000 project and plan in 1997 to insure that its operational and financial systems would not be adversely affected by Year 2000 problems. The Company formed a Year 2000 project team, and the Board of Directors and management supported all compliance efforts and allocated the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could have been affected by the Year 2000 date change was developed, verified and categorized as to their importance to the Company and an assessment of all mission critical IT and mission critical non-IT systems was completed. This assessment involved inputting test data which simulated the Year 2000 date change into such IT systems and reviewing the system output for accuracy. The Company's assessment of mission critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believed that none of its critical systems were date dependent. The software for the Company's systems is provided through software vendors. The Company contacted all of its third party vendors and software providers and required them to demonstrate and represent that the products provided were Year 2000 compliant and a program of testing compliance was planned. The
Company's item processing software provider, which performs substantially all of the Company's data processing functions, stated that its software is Year 2000 compliant and pursuant to applicable regulatory guidelines the Company tested scenarios to verify this assertion. In addition, the FDIC reviewed the Company's compliance with Year 2000 issues on several occasions.

      RISKS RELATED TO THIRD PARTIES. The impact of Year 2000 noncom-pliance by third parties with which the Company transacts business could not be accurately gauged. The Company identified its largest dollar depositors and loan customers and, based on information available to the Company, conducted evaluations to determine which of those customers were likely to be affected by Year 2000 issues. To the extent a problem was identified with respect to a customer, the Company monitored the customer's progress in resolving such problem. The Company is not aware of any material problem by any of its customers that would affect their repayment of any loans. With respect to depositors, the Company had additional cash on hand to handle any excessive withdrawals. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company.

     TRANSITION INTO THE YEAR 2000. The Company suffered no failures in any system or product upon the date change from December 31, 1999 to January 1, 2000. In addition, management is not aware of any vendor or provider used by the Company for data processing or related services which experienced a material failure of its product or service due to a Year 2000 related problem. The Company is also subject to risks associated with Year 2000 noncompliance by its customers. Management is not aware of any customer which suffered losses related to a Year 2000 problem which would adversely affect that customer's financial condition or its ability to repay any outstanding loan is has with the Company.

      ONGOING  PLANS.   Although many of the critical dates  related  to
potential Year 2000 related problems have passed, experts predict that Year 2000 related failures could occur throughout the year, such as on February 29, 2000 and December 31, 2000. Accordingly, the Company's Year 2000 project team will continue to monitor the Company's IT and non-IT systems and attempt to identify any potential problems during the course of the year. In addition, the Company will continue to monitor the Year 2000 compliance of the third parties with which the Company transacts business.

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

      South's total assets increased to $173,807,421 at year end 1999 from $164,890,742 at year end 1998. This growth represents a 5.4% increase in 1999 compared to 10.00% increase in 1998. This increase is attributable to normal growth within the banking area with limited entry into competitive situations for large deposits. Due to the increased competition in certain markets, the net interest margins have declined. The net interest margin is not anticipated to change much in 2000 as the effect of the new competition has leveled off. However, continued increases in the prime rate could impact the margins. The interest rate sensitivity analysis, which is a part of this report, gives some indication of the repricing opportunities of South. The gap ratios for the first twelve months are outside the limits established by the Bank as ideal, however, the current interest rates are not favorable to customers purchasing certificates in excess of twelve months. Loan demand continues to be strong with loans increasing $17,322,771 in 1999. The banks continue to look for good quality loans as loans represent the highest yielding asset on the Bank's books. The rural economy of the Banks' market area has been stable prior to 1998. The Banks have noticed some decline in 1999 in the overall economy, and especially in the agri-cultural and timber industries. While the Banks are not heavy into these industries, the decline in these areas have impacted the overall economy. Classified loans for regulatory purposes remain at low levels and, despite the problem in the local economies, do not represent any trend or uncertainties which management reasonably expects will materially impact future operating results, liquidity of capital resources, or represents material credits about which management is aware that causes management to have serious doubts as to the ability of such borrowers to comply with the loan payment terms.

     South's investment portfolio, including certificates of deposits in other banks, increased to $19,922,578 from $19,280,633. The small increase of $641,945 from operations is an indication of the loan demand of the banks and the desire of the banks to utilize the assets of South in the highest yielding manner available to the banks without creating liquidity problems. South has maintained adequate federal funds sold and investments available for sale to sufficiently maintain adequate liquidity. South's securities are primarily short term of three years or less in maturity, enabling South to better monitor the rate sensitivity of these assets. Unrealized gain and losses on this portfolio is not material to the statement as South maintains a slight unrealized loss of $286,251.

      As the primary source of funds, aggregate deposits increased by $6,810,030 in 1999 compared to $13,387,853 in 1998. This represents a
4.66% increase for the year compared to a 10.09% increase in 1998. This illustrates the efforts of the banks to maintain good core deposit growth and not reach for the higher paying time certificates. One of the markets experienced new competition in 1998 which continues to have some impact on time certificate rates.

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

      Interest rate sensitivity varies with different types of interest-earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to prime differ considerably from long-term investment and fixed rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest sensitive than passbook savings and long-term capital notes. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earning assets over interest-bearing liabilities. An interest rate sensitivity table is included elsewhere in this document, and it shows the interest sensitivity gaps for different time intervals as of December 31, 1999. The first 30 days there is an excess of interest-bearing assets over interest-bearing liabilities. South becomes more sensitive to interest rate fluctuations on a short time period. While the cumulative gap declines with each time interval, South remains within a manageable position.

     Marketable investment securities, particularly those of shorter maturities, and federal funds sold are the principal sources of asset liquidity. Securities maturing in one year or less amounted to $2,497,226 and federal funds sold net of federal funds purchased with daily maturities amounted to $2,040,000 at year end 1999, a decrease from prior years as loan demand exceeded deposit growth demand. Maturing loans and certificates of deposits in other banks are other sources of liquidity.

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

Loans and Asset Quality

      Management of the Company believes that the loan portfolio is adequately diversified. Commercial loans are spread through numerous types of businesses with no particular industry concentrations. Loans to individuals are made primarily to finance consumer goods purchased. At December 31, 1999, total loans, net of unearned discounts, were 76% of total earning assets. Loans secured by real estate accounted for 57% of total loans as of December 31, 1999. Most of the loans classified as real estate-mortgage are commercial loans where real estate provides additional collateral. The Banks do not participate in the secondary loan market.

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

Distribution of Nonperforming Assets
                                           1999      1998    1997
                                                 (In Thousands)
Nonaccrual loans                           $   442   $   557   $   311
Past due 90 days still accruing                419       492       760
Other real estate (ORE)                        168       163       122

                                           $ 1,029   $ 1,212   $ 1,193
Nonperforming loans to year
 end loans                                     .65        %        .91
%                                   1.00         %
Nonperforming assets to year
 end loan and ORE                              .78         %      1.05
%                                   1.11        %

     The ratio of nonperforming assets has increased each year from 1994 to 1997. However in 1998 and 1999, a slight decrease occurred as 90 days past dues declined. This decrease is attributed to management's early review system to grasp problems before they become unmanageable. Management continues to work on nonperforming assets to further reduce this ratio.

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

      Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap (GAP) is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company's rate sensitive assets are those repricing within one year and those maturing within one year. Rate sensitive liabilities include insured money market accounts, savings accounts, interest-bearing transaction accounts, time deposits and borrowings. The profitability of the Company is influenced significantly by management's ability to manage the relationship between rate sensitive assets and liabilities. At December 31, 1999, approximately 64% of the Company's earnings assets could be repriced within one year compared to approximately 93% of its interest-bearing liabilities. This compares to 65% and 96% in 1998.

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

Results of Operations

                          1999 Compared to 1998

      Net interest income remains an effective measurement of how well management has balanced South's interest rate sensitive assets and liabilities. Net interest income increased by $728,607. The increase of 9.68% compared to a 8.45% increase in 1998. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. Management continues its policy of not soliciting high interest deposits and was able to maintain stable cost of funds. The growth of assets and liabilities was only part of the reason for the increase as net interest yield increased to 4.83% from 4.52%. With the low interest rate currently in the market and South's current rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities although this remains difficult without rate adjustments upward.

     Interest and fees on loans increased $706,985 or 5.82% from 1998 to 1999 due to loan growth of 15.1% in 1999. Interest on investment securities increased $29,504 or 2.5% from 1998 to 1999 due to a slight increase in the yield in investments as rates have increased slightly. Interest income on federal funds sold decreased $113,905 or 18.9% due to lower average balances invested.

     Total interest expense decreased 20% or $131,134 from 1998 to 1999. The largest component of total interest expense is interest expense on deposits, which decreased $117,482 or 1.9% from 1998 to 1999 due to a rate decrease that offset growth in deposits. The average rate paid on deposits was 4.82%, 5.27% and 5.10% in 1999, 1998 and 1997, respectively.

      The allowance for possible loan losses is established through charges to expense in the form of a provision for loan losses. The provision for loan losses was $503,000 and $286,000, respectively, for the years ended December 31, 1999 and 1998. The provision in 1999 reflects replenishing the allowance for loan losses to cover net charge-offs of $432,472, plus providing for the 15.10% increase in total loans outstanding. The allowance for loan losses to total loans outstanding is 1.64% at December 31, 1999. Net charge-offs to average loans are
 .25% for 1999 as compared to 0.12% for 1998.

      The allowance for loan losses is based on an in-depth analysis of the loan portfolio. Specifically included in that analysis are the following types of loans: loans determined to be of a material amount, loans commented on by regulatory authorities, loans commented on by internal and external auditors, loans past due more than 60 days, and loans on a nonaccrual status. The allowance for loan losses is not allocated to specific credit risk, but rather to the overall loan portfolio as the individual banks are relatively small and can be looked at as a whole. The overall loan portfolio remains of good quality, however, some deterioration has been noted in the economy which reflects on the loan portfolio. The Banks have made provisions where necessary to reflect the overall quality of loans.


Non-Interest Income

      Non-interest income for 1999 increased by $392,788 or 20.6% over 1998, as compared to an increase in 1998 of $335,546 or 21.4% over 1997. These increases generally resulted from increased activity in data processing, financial services and service charges on deposits. A significant contributor to non-interest income is service charges on deposit accounts which increased 24.2%. Management views deposit fee income as critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities ensure that the Company realizes the maximum contribution to profits from this area.


Non-Interest Expense

      Non-interest expenses totaled $6,905,856 in 1999 as compared to $6,386,678 in 1998. This represented an 8% increase from 1998 to 1999, and a 6% increase from 1997 to 1998. The overall increases during the year were to growth in all geographic markets, which is evidenced by the growth in deposits of $4.7% from 1998 to 1999 and 11% from 1997 to 1998. Salaries and other personnel expenses, which comprised 54% of total non-interest expenses for 1999, were up $410,409 or 12.5% over 1998 due to normal salary increases, benefit cost increases, and increased personnel due to one new branch. During 1998 and 1997, salaries and other personnel expenses accounted for 51% and 50% of total other operating expenses, respectively.

      Combined net occupancy and furniture and equipment expenses increased $26,489, or 2.3% from 1998 to 1999, as compared to an increase of $102,423, or 9.8% in 1998.


Income Taxes

      Income tax expense totaled $1,017,056 in 1999 as compared to $830,744 in 1998. The changes in net income tax expense for the years were due to changes in taxable income for each respective year. Taxable income is affected by net income, income on tax exempt investment securities and loans, and the provision for loan losses. For tax purposes, the Bank can only recognize actual loan losses. The Company works actively with outside tax consultants to minimize tax expenses.


                                    37
Results of Operations

                        1998 Compared to 1997

      Net interest income remains an effective measurement of how well management has balanced South's interest rate sensitive assets and liabilities. Net interest income increased by $586,672. The increase of 8.45% compared to a 10.46% increase in 1997. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. Management continues its policy of not soliciting high interest deposits and was able to maintain stable cost of funds. The growth of assets and liabilities was necessary to maintain the level of net interest income as net interest yield decreased to 4.52% from 5.18%. With the low interest rate currently in the market and South's current interest rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities although this is difficult without rate adjustments upward.

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

      The allowance for possible loan losses is established through charges to expense in the form of a provision for loan losses. The provision for loan losses was $286,000 and $334,531, respectively, for the years ended December 31, 1998 and 1997. The provision in 1998 reflects replenishing the allowance for loan losses to cover net charge-offs of $137,066, plus providing for the 7.9% increase in total loans outstanding. The allowance for loan losses to total loans outstanding is 1.71% at December 31, 1998. Net charge-offs to average loans are 0.12% for 1998 as compared to 0.14% for 1997.

      The allowance for loan losses is based on an in-depth analysis of the loan portfolio. Specifically included in that analysis are the following types of loans: loans determined to be of a material amount, loans commented on by regulatory authorities, loans commented on by internal and external auditors, loans past due more than 60 days, and loans on a nonaccrual status. The allowance for loan losses is not allocated to specific credit risk, but rather to the overall loan portfolio as the individual banks are relatively small and can be looked at as a whole. The overall loan portfolio remains of good quality, however, some deterioration has been noted in the economy which reflects on the loan portfolio. The Banks have made provisions where necessary to reflect the overall quality of loans.

Non-Interest Income

     Non-interest income for 1998 increased by $335,546 or 4% over 1997,
as  compared to a decrease in 1997 of $26,778 or 1.6% over 1996.   These
increases generally resulted from increased SBA loan activity.

     A significant contributor to non-interest income is service charges on deposit accounts which decreased 2.3%. Management views deposit fee income as a critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities ensure that the Company realizes the maximum contribution to profits from this area.

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

Results of Operations

                        1997 Compared to 1996

      Net interest income remains an effective measurement of how well management has balanced South's interest rate sensitive assets and liabilities. Net interest income increased by $657,643. The increase of 10.46% compared to a 7.8% increase in 1996. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. Management continues its policy of not soliciting high interest deposits and was able to maintain stable cost of funds. The shifting of assets and liabilities was necessary to maintain the level of net interest income as net interest yield increased to 5.20% from 4.96%. With the low interest rate currently in the market and South's current interest rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities, although this is difficult without rate adjustments upward.

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

      Operating cost grew at a rate of 7.72%. The increases are primarily personnel related as the Bank works hard at controlling cost. Decrease in FDIC fees and increased data processing efficiency help maintain cost levels.

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

Regulatory Matters

      During the year 1999, federal and state regulatory agencies completed asset quality examinations at South's subsidiary banks. South's level and classification of identified potential problem loans was not revised significantly as a result of this regulatory examination process.

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

Item 8.  Financial Statements and Supplementary Data

      The following consolidated financial statements of the Registrant and its subsidiaries are included on pages F-2 through F-40 of this Annual report on Form 10-K.

     Consolidated Balance Sheets - December 31, 1999 and 1998

      Consolidated Statements of Income and Other Comprehensive Income - Years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

     Consolidated Statement of Cash Flow - Years ended December 31, 1999, 1998 and 1997

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

Part III.

Item 10. Directors and Executive Officers of the Registrant

      The Directors and Executive Officers of the Registrant and their respective ages, positions with the Registrant, principal occupation and Common Stock of the Registrant beneficially owned as of March 1, 1999 are as follows:
                                                Director
                                              (Officer) of   # of shares
                           Position with        Registrator Owned
                           Registrant          of one of     Beneficiary
                           & Principal         the Banks    (Percent of
Name (Age)                 Occupation          Since        Class)
Paul T. Bennett (44)       President,          1978(1)(2)        19,103
                            Treasurer and             (3)      (  4.78%)
                            Director; Vice            (4)
                            Chairman and Director,
                            Citizens Bank; Vice
                            Chairman and Director,
                            Peoples State Bank &
                            Trust, Baxley, Georgia;
                            President Peoples Bank,
                            Lyons, Georgia; Director,
                            Banker's Data Services;
                            Director, Alma Exchange
                            Bank and Trust

Olivia Bennett (80)        Executive Vice      1969(1)(2)       193,583
                            President, Secretary      (3)     (  48.45%)
                            and Director; Chairman
                            and Director, Alma
                            Bank; Director,
                            Banker's Data Services;
                            Chairman of Board,
                            President, Citizens Bank;
                            Director, Peoples Bank

Lawrence Bennett (52)      President and       1987(1)(2)        12,498
                            Director, Alma            (4)       (  3.13    %)
                            Bank; Director,
                            Banker's Data Services;
                            Director, Peoples
                            Bank, Baxley; Director
                            Peoples Bank, Lyons

Charles Stuckey (52)         Director; Executive  1990(3)         1,592
                              Vice President,                    (   .4    %)
                              Peoples Bank; Director,
                              Banker's Data Services

Item 10. Directors and Executive Officers of the Registrant (Con't)


                                                Director
                                              (Officer) of   # of shares
                           Position with        Registrator Owned
                           Registrant          of one of     Beneficiary
                           & Principal         the Banks    (Percent of
Name (Age)                 Occupation          Since        Class)


James W. Whiddon (55)      Director; Executive     1989(2)          279
                            Vice President and                  (    .1    %)
                            Director, Citizens
                            Bank; Director,
                            Banker's Data Services

Kenneth F. Wade (57)       Director; Executive     1980(1)        4,862
                            Vice President, Director            (  1.21    %)
                            and Cashier, Alma Bank;
                            Director, Banker's
                            Data Services

John Rogers (52)           Director, Executive     1996(4)          100
                            Vice President, Pineland            (     -    %)
                            State Bank; Director;
                            Banker's Data Services

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

      Each of the Directors and Executive Officers have been engaged in his or her present principal occupation for at least five years. Olivia Bennett is the mother of Paul T. Bennett and Lawrence Bennett. There are no other family relationships between any other Director or
Executive Officer. Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.
                                     43

Item 11.  Management Renumeration and Transactions

     The following information is given as to the cash and cash equivalent forms of renumeration received by South's CEO.

                                                Long-Term Compensation
                   Annual Compensation          Awards           Payouts
(A)       (B)  (C)      (D)       (E)         (F)      (G)     (H)    (I)

                                 Other                                All
Name and                         Annual    Restricted                 Other
Principal                        Compen-     Stock  Options/ LTIP    Compen-
Position           Year          Salary   Bonus    sation (2)  Award   SARS
#     Payouts sation
Valene
Bennett
CEO     1999   $     - $     -   $     -  $      -  $    - $     -  $   -
CEO     1998         -       -         -         -       -        -      -
CEO     1997         -       -         -         -       -        -     -
1996         -      -        -        -        -       -       -
        1995    72,486       -     8,985         -       -        -    -
Paul T.
Bennett
CEO     1999   164,348       -    28,910         -       -        -     -
CEO      1998   140,956       -    26,200         -        -         -      -
1997    125,138        -   20,235           -           -         -         -
1996     109,480        -  22,940           -           -         -         -
1995    87,566      -  15,310        -         -       -      -

Olivia
Bennett
Secretary1999  205,366       -    20,345         -       -        -     -
        1998   195,935       -    22,010         -       -        -    -
         1997   182,936       -    15,135         -       -        -    -
1996    168,748       -   15,295         -          -         -         -
1995   100,857      -  12,200        -         -       -       -

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

Transactions with Management

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 1, 2000, the beneficial ownership of Common Stock of Registrant by the Only "person" (as that term is defined by the Securities and Exchange Commission), who owns of record or is known by the Registrant to own beneficially 5% or more of the outstanding shares of Common Stock of the Registrant and by all Executive Officers and Directors of the Registrant as a group.

                                     44

                                             Number of     Percent of
                                              Shares Owned  Outstanding
Name                                          Beneficially Shares
Estate of Valene Bennett
Route 4
Alma, Georgia 31510                                175,501       43.93%

Olivia Bennett
Route 4
Alma, Georgia 31510                                 18,082        4.52%

ll Executive Officers and Directors
 as a group (7 persons)                            232,017        58.0%

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

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
Item 14(a)  1. and 3. and Item 14(d)

     (a)  The following documents are filed as part of this report:

          1.  Financial Statements

          (a)   South Banking Company and Subsidiaries:
           (i  )    Consolidated  Balance Sheets - December  31,  1999  and
1998
             (ii)     Consolidated   Statements   of   Income   and   Other
Comprehensive Income - Years ended December
                 31, 1999, 1998 and 1997
            (iii)   Consolidated  Statements  of  Stockholders'  Equity   -
Years ended December 31, 1999, 1998 and 1997
           (iv ) Consolidated Statements of Cash Flow - Years ended December 31, 1999, 1998 and 1997
          (b)   South Banking Company (Parent Corporation Only):
          (i  )  Balance Sheets - December 31, 1999 and 1998
           (ii ) Statements of Income and Other Comprehensive Income - Periods ended December 31, 1999, 1998 and 1997
            (iii) Statements of Stockholders' Equity - Periods ended December 31, 1999, 1998 and 1997
           (iv ) Statements of Cash Flow - Years ended December 31, 1999, 1998 and 1997

                                     45


Item 14.  Exhibits,  Financial Statement Schedule and Reports on  Form  8-K
          (Con't)

          3.  Exhibits required by Item 7 of regulation S-K:

          (3) Articles of Incorporation and By-Laws (included as Exhibits 3(a) and (b), respectively, to Appendix II to Registrant's Registration Statement on Form S-14, File No. 2-71249, previously filed with the Commission and incorporated herein by reference).

          (13) 2000 Annual Report to Shareholders of South Banking Company (not deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference).

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

                                    46


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



Date:      March 29, 2000
                                      Paul T. Bennett
                                      Principal Executive,
                                      Financial and Accounting
                                      Officer and Director

Date:      March 29, 2000
                                      Olivia Bennett           Executive Vice
President
                                      And Director

Date:                    March               29,               2000
Charles Stuckey                       Director

Date:      March 29, 2000
                                      James W. Whiddon              Director

Date:      March 29, 2000
                                      Kenneth F. Wade
                                      Director

Date:      March 29, 2000
                                      Lawrence Bennett              Director

Date:      March 29, 2000
                                      John Rogers                   Director
                                     47


                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SOUTH BANKING COMPANY




Date:      March 29, 2000               By:
                                              Paul    T.    Bennett
President, Treasurer
                                          and Director

                                     48
                       SUPPLEMENTAL INFORMATION


      The following supplemental information has not been sent to the Registrant's shareholders, but will be sent subsequent to the filing of this Annual Report on Form 10-K:

     (1)  2000 annual report to shareholders.

     (2)  Proxy statement for 2000 annual meeting of shareholders.

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






































                                     49

                          SOUTH BANKING COMPANY

                              ALMA, GEORGIA

                          FINANCIAL STATEMENTS

                            DECEMBER 31, 1999



                                   F1

               REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
South Banking Company
Alma, Georgia 31510


      We have audited the accompanying consolidated balance sheets of South Banking Company and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Banking Company and Subsidiaries at December 31, 1999 and 1998 and the consolidated results of its operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          Respectfully submitted,


                                          H. H. BURNET & COMPANY, P.C.
Waycoss, Georgia
March 1, 2000


                                   F2

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      CONSOLIDATED BALANCE SHEETS



                                           December 31,   December 31,
                                            1999           1998

                                 ASSETS

Cash and due from banks                    $ 11,695,998   $  6,122,085

Deposits in other banks -
 interest bearing                          $    869,000   $  1,539,000

Investment securities
 Available for sale                        $ 18,306,239   $ 16,993,917
 Held to maturity - market value
  of $749,139 in 1999 and
  $765,060 in 1998                         $    747,339   $    747,716

Georgia  Bankers stock                      $    547,283   $     547,283
Federal Home Loan Bank stock               $    426,100   $    396,200

Federal funds sold                         $  3,180,000   $ 17,648,000
Loans                                                       $132,282,615
$114,959,844
Less: Unearned discount                     (   216,397)   (   154,545)
Reserve for loan losses                     ( 2,168,877              ) (
1,970,620                                             )
                                           $129,897,341   $112,834,679
Bank premises and equipment                $  4,097,405   $  4,020,735
Goodwill                                   $    208,562   $    262,137
Other assets                               $  3,832,154   $  3,778,990

Total Assets                               $173,807,421   $164,890,742
The accompanying notes are an integral part of these financial statements.

                                   F3


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                  CONSOLIDATED BALANCE SHEETS (Con't)



                                           December 31,   December 31,
                                          1999            1998


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing               $ 21,462,802   $ 23,299,454
           Demand - interest bearing         23,089,387     24,613,084
           Savings                           10,520,013      9,057,678
           Time                              97,727,773     89,019,729
                                           $152,799,975   $145,989,945
Borrowing                                     2,669,743      3,156,096
Accrued expenses and other
 liabilities                                  1,294,354      1,391,347
Federal  funds purchased                       1,140,000               -
N/P - Federal Home Loan Bank                     93,333        146,667

Total Liabilities                          $157,997,405   $150,684,055

Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 1999 and 1998 - 399,500
 and 399,500, respectively                 $    399,500   $    399,500
Surplus                                       3,070,831      3,070,831
Undivided profits                            12,520,614     10,651,788
Accumulated other comprehensive income      (    180,929               )
84,568
Total Stockholders' Equity                 $ 15,810,016   $ 14,206,687
Total Liabilities and
 Stockholders' Equity                      $173,807,421   $164,890,742
The accompanying notes are an integral part of these financial statements.

                                   F4


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                        AND COMPREHENSIVE INCOME


                           Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                           1999           1998           1997
Interest Income
Interest and other
 fees on loans              $ 12,858,967   $ 12,151,982   $ 10,769,564
Interest on deposits -
 interest bearing                 78,124         82,264         92,506
Interest on federal
 funds sold                      462,292        601,351        393,317
Interest on investment
 securities:
 U. S. Treasury                  144,635        208,785        202,516
 U. S. Government agencies       753,245        668,239        655,440
 Mortgage backed securities       37,875         58,537         83,951
 State and municipal
  subdivisions                    86,777         91,698         89,615
 Other securities                 95,849         57,435         41,412

Total Interest Income       $ 14,517,764   $ 13,920,291   $ 12,328,321
Interest Expense
Interest on deposits        $  6,012,117   $  6,129,599   $  5,052,525
Interest - other borrowing       249,103        262,755        334,531
Total Interest Expense      $  6,261,220   $  6,392,354   $  5,387,056
Net interest income         $  8,256,544   $  7,527,937   $  6,941,265
Provision for loan losses        503,000        286,000        179,500
Net interest income after
 provision for loan losses  $  7,753,544   $  7,241,937   $  6,761,765
Other Operating Income
Service charge on deposits     1,446,630   $  1,164,506   $  1,191,927
Commission on insurance           68,614         93,217        108,277
Other income                     399,993        450,789        264,480
Securities gains (losses)            236          2,288            246
Data processing fees             382,396        195,701        153,811
Loss on sale of fixed
 assets                                     (     1,420              ) (
149,206                                )
Total Other Operating
 Income                     $  2,297,869   $  1,905,081   $  1,569,535

The accompanying notes are an integral part of these financial statements.

                                   F5


                          SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME (Con't)

                           Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                           1999           1998           1997
Other Operating Expenses
Salaries                    $  2,866,950   $  2,643,285   $  2,416,589
Profit sharing and other
 personnel expenses              827,359        640,615        648,124
Occupancy expense of bank
 premises                        408,211        393,219        383,268
Furniture and equipment
 expense                         765,963        754,466        661,994
Stationery and supplies          167,909        194,675        182,727
Data processing                  240,633        179,560        178,838
Director fees                    170,260        156,950        137,586
Other real estate expenses        21,112         13,991         15,781
Other expenses                 1,437,459      1,409,917      1,392,271
Total Other Operating
 Expenses                   $  6,905,856   $  6,386,678   $  6,017,178
Income before income taxes  $  3,145,557   $  2,760,340   $  2,314,122
Applicable income taxes        1,017,056        830,744        767,811
Net Income                  $  2,128,501   $  1,929,596   $  1,546,311
Other Comprehensive Income
 before tax
Unrealized gain on
  securities                 $(   402,268              )   $     61,798$
83,074
Other Comprehensive Income
  before tax                 $(   402,268              )   $     61,798$
83,074

Income tax expenses related
 to items of other
  comprehensive income        (   136,771              )          21,011
28,245

Other comprehensive income,
  net of tax                 $(   265,497              )   $     40,787$
54,829

Comprehensive Income        $  1,863,004   $  1,970,383   $  1,600,893

Per share data based on
 weighted outstanding shares:
   Weighted average
   outstanding                   399,500        399,500        400,501
Net Income                  $       5.33   $       4.83   $       3.86


The accompanying notes are an integral part of these financial statements.

                                   F6
                              SOUTH BANKING COMPANY
                                       ALMA,     GEORGIA
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


     Common                            Undivided
     Stock               Surplus       Profits
Balance,
 December 31, 1996       $   403,500   $ 3,116,581   $ 7,675,216
 Net income                        -             -     1,546,311
 Cash dividends                    -             -    (  239,681)
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -
 Redemption of shares     (    4,000             )    (   45,750)             -

Balance,
 December 31, 1997       $   399,500   $ 3,070,831   $ 8,981,846
 Net income                        -             -     1,929,596
 Cash dividends                    -             -    (  259,654)
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -

Balance,
 December 31, 1998       $   399,500   $ 3,070,831   $10,651,788
 Net income                        -             -     2,128,501
 Cash dividends                    -             -    (  259,675)
 Unrealized gain
  (loss) on securities
  available for sale               -             -            -

Balance,
 December 31, 1999       $   399,500   $ 3,070,831  $12,520,614




The accompanying notes are an integral part of these financial statements.

                                       F7



                          Accumulated
                          Other        Total
                        Comprehen-   Stockholders'
                         sive Income Equity
Balance,
 December 31, 1996      $(   11,048)   $11,184,249
 Net income                       -      1,546,311
 Cash dividends                   -     (  239,681             )
 Unrealized gain
  (loss) on securities
  available for sale          54,829        54,829
 Redemption of shares              -                  (   49,750             )

Balance,
 December 31, 1997       $    43,781   $12,495,958
 Net income                        -     1,929,596
 Cash dividends                    -    (  259,654             )
 Unrealized gain
  (loss) on securities
  available for sale          40,787        40,787

Balance,
 December 31, 1998       $    84,568   $14,206,687
 Net income                        -     2,128,501
 Cash dividends                    -    (  259,675             )
 Unrealized gain
  (loss) on securities
  available for sale      (  265,497             )   (  265,497)

Balance,
 December 31, 1999       $(  180,929             )  $15,810,016

                              SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                              Year   Ended      Year  Ended         Year   Ended
December   31,                                 December   31,     December   31,
1999                                       1998           1997
Cash Flows From Operating
 Activities:
 Net income                 $  2,128,501   $  1,929,596   $  1,546,311
 Add expenses not
  requiring cash:
  Provision for depreciation
   and amortization              668,207        643,978        599,366
  Provision for loan losses      503,000        286,000        179,500
  Provision for loss on ORE        5,000          8,000          7,000
  Bond portfolio losses
   (gains)                     (       202              )    (        247)     (
265                                    )
 (Gain) loss on sale of
  premises & equipment       (     6,080              )              -153,151
 (Gain) loss on sale of
    other  real  estate  owned          34,444                (     11,336    )(
19,071                                 )
 Increase (decrease) in
    taxes   payable                   290,973           74,038                 (
125,505                                )
 Increase (decrease) in
  interest payable           (    39,109              )        171,545139,213
 Increase (decrease) in
  other liabilities          (   348,857              )    (   153,424)    1,156
(Increase) decrease in
   interest  receivable            167,420                   (     60,192)     (
192,363                                )
 Decrease (increase) in
   prepaid  expenses                17,824                   (      4,947)     (
22,924                                 )
 (Increase) decrease in
  other assets               (   101,191              )(    33,042   )134,274
 Recognition of unearned
    loan   income                     61,852            8,202                  (
1,039                                  )
 Net Cash Provided By
  Operating Activities      $  3,381,782   $  2,858,171   $  2,398,804
Cash Flows From Investing
 Activities:
 Proceeds from maturities
  of securities held to
  maturity                  $          -   $  1,360,102   $  1,056,813
 Purchase of securities
   held  to  maturity                                          (  502,131)     (
398,399                                )
 Proceeds from maturity of
  securities available for
  sale                         6,371,028                     8,074,0115,209,008
   Net  loans  to  customers       (17,816,584               )     (  8,810,806)
(17,755,789                            )

The accompanying notes are an integral part of these financial statements.

                                   F8

                              SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Con't)



                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            1999           1998           1997
Cash Flows From Investing
 Activities: (con't)
 Purchase of securities
   available  for sale      $( 7,849,323)  $( 9,351,464)  $( 6,892,671)
 Purchase of premises and
   equipment                 (   696,558)   (   576,788)   (   814,681)
 Proceeds from sale of
  premises and equipment          11,538         29,394         19,986
 Proceeds from sale of
  other real estate owned        163,262        198,212        379,997
 Purchase  of Bank stock    (   250,000)   (   300,000)             -
 Purchase of FHLB stock     (    29,900)   (    51,700)   (    96,900)

Net Cash Provided By
   Investing Activities    $(20,096,537)  $( 9,931,170)  $(19,292,636)
Cash Flows From Financing
 Activities:
 Net increase (decrease) in
  demand deposits, NOW and
    money markets          $( 3,360,349)  $   4,074,732  $   2,335,042
 Net increase in savings
  and time deposits          10,170,379       9,313,121     13,574,063
 Proceeds from borrowing         38,812         460,000        320,043
 Payments  on borrowing     (   578,499)   (    504,559)  (    480,000)
 Dividends  paid            (   259,675)   (    259,654)  (    239,681)
 Payments  to  retire  stock          -               -   (     49,750)
 Increase in federal funds
  Purchased                   1,140,000    (    150,000)       150,000
Net Cash Provided By
 Financing Activities       $  7,150,668   $ 12,933,640   $ 15,609,717
Net increase (decrease) in
 Cash and Cash Equivalents  $( 9,564,087)  $  5,860,641   $( 1,284,115)

Cash and Cash Equivalents
 at Beginning of Year         25,309,085     19,448,444     20,732,559

Cash and Cash Equivalents
 at End of Year             $ 15,744,998   $ 25,309,085   $ 19,448,444


The accompanying notes are an integral part of these financial statements.

                                       F9


                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999




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




                                       F10
                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999


Note 1.  Significant Accounting Policies (Con't)

         (d)  Use of Estimates (Con't)

         Material estimates that are particularly susceptible to significant change relate to the determination of the allowance or losses on loans and the valuation of fore-closed real estate. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

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


                                       F11
                              SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999


Note 1.  Significant Accounting Policies (Con't)

        (e)  Securities (Con't)

              Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

               Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

         Federal Home Loan Bank Stock

                Individual banks within the holding company have  joined  the
     Federal Home Loan Bank ("FHLB") of Atlanta to increase the Bank's available liquidity. As a FHLB member, the Banks are required to acquire and retain shares of capital stock in FHLB of Atlanta in an amount equal to the greater of (1) 1.0% of the aggregate outstanding principal amount of the residential mortgage loans, home purchase contracts and similar obligations, or (2) 0.3% of total assets at the beginning of each year. The Bank is in compliance with this requirement with an investment in FHLB stock of $426,100 and $396,200 at December 31, 1999 and 1998, respectively. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

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

         Impaired Loans

                The Bank accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that all creditors value all specifically


                                       F12

                              SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999


Note 1.  Significant accounting Policies (Con't)

         Impaired Loans (Con't)

         reviewed nonhomogeneous loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan's fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest in- come on impaired loans and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

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

         Loan Fees and Costs

                Nonrefundable fees and certain direct costs associated with originating or acquiring loans are recognized as yield adjustment over the contractual life of the related loans, or if the related loan is held for resale, until the loan is sold. Recognition of deferred fees and costs is discontinued on non-accrual loans until they return to accrual status or are charged-off. Commitment fees associated with lending are deferred and if the commitment is exercised, the fee is

                                       F13

                              SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1999


Note 1.  Significant Accounting Policies (Con't)

         Impaired Loans (Con't)

         recognized over the life of the related loan as a yield adjustment. If the commitment expires unexercised, the amount is recognized upon expiration of the commitment.

         (g)  Allowances for Loan Losses:

              The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.
         Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

         (h)  Premises and Equipment:

              Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using he straight-line and the declining balance methods based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

              (i)  Other Real Estate (ORE)

               Real estate acquired in satisfaction of a loan and in-substance foreclosures are reported in other assets. In-substance foreclosures are properties in which a borrower with

                                       F14

                              SOUTH BANKING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ALMA,    GEORGIA
                                DECEMBER 31, 1999



Note 1.  Significant Accounting Policies (Con't)

             (i)Other Real Estate (ORE) (Con't)

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

         (j)  Income Taxes

                 Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Bank files a consolidated federal income tax return with its subsidiaries. Each subsidiary provides for income taxes on a separate return basis and remits to the parent company amounts determined to be currently payable.

         (k)  Intangibles

               The intangibles (Goodwill) recorded by the Company in the acquisition of Pineland State Bank are being amortized on a straight line basis over an eight year period.

         (l)  Earnings Per Share

               Earnings per share are based on the weighted average number of shares outstanding.

                                       F15
                              SOUTH BANKING COMPANY
                                 ALLMA, GEORGIA
                   NOTES TO CONCOLIDATED FINANCIAL STATEMENTS


Note 1.  Significant Accounting Policies  (Con't)

        (m)  Comprehensive Income

             Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

             Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Bank consists solely of unrealized holding gains or losses on available-for-sale securities. In accordance with SFAS No. 130, the Company elected to disclose changes in comprehensive income in its Consolidated Statements of Income and Comprehensive Income.

         (n)  Cash Flow Information

                  For purposes of the statements of cash flows, the Company considers cash, federal funds sold and due from banks as cash and cash equivalents. Cash paid during the years ended December 31, 1999, 1998 and 1997 for interest was $6,300,329, $6,220,809, and $5,526,269, respectively. Total income tax payments during 1999, 1998 and 1997 were $1,025,000, $879,500, and $893,316, respectively.

Note 2.  Investment Securities

              The amortized cost and estimated market values of invest- ments in debt securities are as follows

                                 Gross        Gross
                     Amortized   Unrealized   Unrealized  Fair
                     Cost        Gains        Losses      Value
Securities available
 for sale -
December 31, 1999:

 U.S. Government
  and agency
  securities        $15,997,526  $         -  $   305,658  $15,691,868
 State and municipal
  securities          1,550,851       20,427        3,926    1,567,052
 Mortgage backed
  securities            495,913        8,975        2,673      502,215
 Equity securities      550,000            -        4,896      545,104

 Totals             $18,594,290   $   29,402  $   317,153  $18,306,239

                                       F16

                              SOUTH BANKING COMPANY
                                ALMA,     GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



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

Securities to be
 Held to maturity -
December 31, 1999:

 U.S. Government
  and agency
  securities        $   600,223  $       493  $       841  $   599,875
 State and municipal
  securities            147,116        2,148            -      149,264
 Mortgage backed
  Securities                  -            -            -            -

 Totals             $   747,339  $     2,641  $       841  $   749,139

December 31, 1998:

 U.S. Government
  and agency
  securities        $   600,809  $     8,973  $         -  $   609,782
 State and municipal
  securities            146,907        8,371            -      155,278
 Mortgage backed
  securities                  -            -            -            -

 Totals             $   747,716  $    17,344  $         -  $   765,060

                                       F17

                              SOUTH BANKING COMPANY
                               ALMA,      GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 2.  Investment Securities (Con't)

               Gross realized gains on sales and losses of available-for-sale securities were $-0- and $-0- in 1999, respectively and $-0- and $-0- , respectively for 1998 and $-0- and $-0-, respectively in 1997.

                Assets,   principally  securities  carried  at   approximately
         $13,588,845  at  December 31, 1999 and $10,490,274  at  December  31,
         1998, were pledged to secure public deposits and for other purposes required or permitted by law.

              The scheduled contractual maturities of securities to be held to
         maturity  and  securities  available for sale at December 31,    1999
         were as follows:


                       Securities to be       Securities
                       Held to Maturity       Held to Maturity
                       Amortized              Amortized
                       Cost        Fair Value  Cost         Fair Value
     Due in one year
      or less           $ 600,273   $ 599,875  $ 1,899,362  $ 1,897,003
     Due from one year
      to five years       100,000     100,837   14,814,908   14,527,946
     Due from five
      years to ten years        -           -            -            -
     Due after ten
      years                47,116      48,427    1,330,020    1,336,186

                       $  747,389  $  749,139  $18,044,290  $17,761,135


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

Note 3.  Loans

         The composition of the bank's portfolio was as follows:

                                       F18

                              SOUTH BANKING COMPANY
                                  ALMA, GEORGIA
                   NOTES TO CONS0LIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 3.  Loans (Con't)
                                             1999         1998
                                               (In Thousands)
Commercial, financial and
 agricultural                          $     34,607   $     29,889
Real    estate   -   mortgage                62,829         58,005
Real    estate   -   construction            13,413          7,909
Installment and consumer                     21,433         19,157
           Total Loans                 $    132,282   $    114,960
Less: Unearned discount                 (       216)   (       154)
      Reserve  for loan losses          (     2,169)   (     1,971)
Loans, net                             $    129,897   $    112,835

               Non-accrual loans (principally collateralized by real estate) amounted to approximately $422,000, $557,000 and $311,000 at December 31, 1999, 1998, and 1997, respectively. Impaired loans were $-0- and $-0- at December 31, 1999 and 1998.

               The Company and its subsidiaries have granted loans to the officers and directors of the Company, its subsidiaries and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $506,787 and $500,391 at December 31, 1999 and 1998. During 1999, $403,058 of new loans were made, and repayments totaled $396,662.

Note 4.  Reserve for Loan Losses

              Transactions in the reserve for loan losses are summarized as follows:
                             Year Ended    Year Ended    Year Ended
                              December 31,  December 31,  December 31,
                             1999           1998          1997

         Balance at beginning
          of period            $ 1,970,620   $ 1,821,680  $  1,781,013
         Additions:  Provision
          charged to operating
          expenses             $   503,000   $   286,000  $    179,500
         Balance from bank
          acquisition                    -             -             -
                               $   503,000   $   286,000  $    179,500


                                      F19

                              SOUTH BANKING COMPANY
                                ALMA,     GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



Note 4.  Reserve for Loan Losses (Con't)


                             Year Ended    Year Ended    Year Ended
                             December 31,  December 31,  December 31,
                             1999           1998          1997

         Deductions: Loans
           charged  off      $    432,472  $    257,163  $    263,945
         Less: recoveries         127,729       120,103       125,112
                             $    304,743  $    137,060  $    138,833
         Balance at end of
           period            $  2,168,877  $  1,970,620  $  1,821,680

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

               Loans having carrying values of $189,070 and $236,049 were transferred to foreclosed real estate in 1999 and 1998, respectively.

             The bank is not committed to lend additional funds to debtors whose loans have been modified.

Note 5.  Deposits

               The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $24,392,234 in 1999 and $21,155,947 in 1998.

              At December 31, 1999, the scheduled maturities of CDs are as follows:
                                           (In Thousands)
                    2000                     $    91,627
                    2001 and 2002                  6,057
                    2003 and thereafter               44

                                             $    97,728





                                      F20


                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999



Note 6.  Premises and Equipment

          A summary of the account:
                                                  Year Ended    Year Ended
                                            December 31,  December 31,
                                            1999          1998

          Land                              $    448,148   $   448,148
          Buildings                            3,779,637     3,469,813
          Furniture and equipment              3,989,406     3,683,407
                                            $  8,217,191   $ 7,601,368
          Less:  Accumulated depreciation      4,119,786     3,580,633
                                             $ 4,097,405   $ 4,020,735

                 Depreciation  expense  was  $614,430  in  1999,   $605,161   in
     1998 and $547,940 in 1997.

Note 7. Borrowings

         Data relating to borrowing is as follows:

                                            Year Ended    Year ended
                                            December 31,  December 31,
         Parent Company -                   1999          1998

         Note payable in 10 annual payments
          of $350,000.  Interest is payable
          quarterly and accrues at prime rate
          and is secured by subsidiary bank
          stock.                            $  2,100,000  $  2,450,000

         Note payable due June 30, 2000.
          Interest payable quarterly and
          accrues at prime and is secured
          by bank stock                          260,000       300,000

        Subsidiary - Bankers Data Services, Inc.

        Note payable in 60 monthly principal
         amount of $10,833.33 plus interest.
         Interest accrues at prime rate basis.
         Computer equipment is pledged as
         collateral for loan.                    276,097       406,096

        Note payable in 36 monthly payments
         of $434.02.  Interest accrues at
         1.9% rate and is secured by vehicle.     10,630           -0-

                                      F21
                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999


Note 7. Borrowings (Con't)
                                             Year Ended     Year ended
                                             December 31,   December 31,
                                             1999           1998

        Subsidiary - South Financial Products, Inc.

        Note payable in 36 monthly payments
         of $696.98.  Interest accrues at 3.9%
         rate and is secured by vehicle.          23,016           -0-

                 Following are maturities of long term debt for each of the next five years.

                    2000 752,644
                    2001 493,043
                    2002 374,055
                    2003 350,000
                    2004 350,000

Note 8.  Income Taxes

             Income tax expense (benefit) was $1,017,056 for 1999, (an effective rate of 32.3%), $830,744 for 1998 (an effective rate of 30.1%) and $767,811 for 1997 (an effective rate of 33.2%). The actual expense for 1997, 1998 and 1999 differs from the "expected" tax expense for those years (computed by applying the federal corporate rate of 34%) as follows:

                               1999          1998          1997
     Computed "expected"
         tax    expenses             34.0%          34.0%        34.0%
     Alternative minimum tax            -              -             -
     Effect of State Income Tax       2.4%             -             -
     Tax exempt interest
      on securities and loans     (   2.9%)     (   4.2%)     (   2.8%)
     Other, net                   (   1.2%)          .3%          2.0%)

                                      32.3%         30.1%         33.2%

              The current and deferred amounts of these tax provisions were as follows:
                              1999          1998          1997

Current  - Federal     $  1,140,833    $    912,639    $     793,779
         - State            104,994               -                -
Deferred - Federal       (  146,891)    (    81,895)      (   25,968)
         - State         (   81,880)              -                -

                        $ 1,017,056     $   830,744      $   767,811
                                      F22
                              SOUTH BANKING COMPANY
                                ALMA,     GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 8.  Income Taxes (Con't)

              The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                             December 31,  December 31,
                                             1999          1998

         Net unrealized appreciation on
          securities available for sale      $   107,121   $(   43,621)
          Depreciation                        (  185,348)   (  204,985)
         Deferred loan fees                       81,086        52,545
         Allowance for credit losses             560,611       395,222
         0ther                                        -          5,788
         Purchase accounting treatment        (   69,763)   (   59,297)

         Net deferred tax asset (liability)  $   493,707   $   145,652

Note 9.  Employee Benefit Plans

               The Company maintains a 401K deferred compensation plan for all subsidiaries effective January 1, 1993. The Company elected to match 75% of employee contributions for 1999, 1998 and 1997. The expense to the Company for 1999, 1998 and 1997 was $115,297, $87,658, and
         $89,746, respectively.

Note 10. Leases

               The Pineland State Bank leases 5.35 acres of land in Candler County under an operating lease expiring December 31, 2054 with an option to lease the land for an additional 75 years.

             Minimum future rental payments under non-cancelable operating lease having remaining term in excess of 1 year as of December 31, 1999 for each of the next 5 years and in the aggregate is:

                    Year Ended
                    2000                     $     4,000
                    2001                           4,000
                    2002                           4,000
                    2003                           4,000
                    2004                           4,000
                    Subsequent to 2004           200,000

                    Total minimum future
                           rental payments   $   220,000



                                     F23
                              SOUTH BANKING COMPANY
                                ALMA,     GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 10. Leases - (Con't)

                In June, 1997, the parties amended the lease to allow Pineland State Bank to sublet part of the property and in consideration, the landlord will receive 50% of gross rental under the sublease in addition to the minimum amount above.


Note 11. Liabilities

         Standby Letters of Credit. These transactions are used by the Company's customers as a means of improving their credit standing in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 1999 and 1998, the Company had $526,005 and $931,000 in outstanding standby letters of credit.

         Loan Commitments. As of December 31, 1999 and 1998, the Company had commitments outstanding to extend credit totaling $21,211,119 and $10,596,552, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.


Note 12. Financial Instruments

               The  Bank  is  a party to financial instruments with off-balance-
         sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

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



                                     F24

                              SOUTH BANKING COMPANY
                                ALMA,     GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 12. Financial Instruments - (Con't)

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

               The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in 1999, 1998 or 1997.

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

               Under Federal Reserve regulation, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 1999, the maximum amount available for transfer from the Bank to the Company in the form of loans approximated 20% of consolidated net equity.

                                     F25
                              SOUTH BANKING COMPANY
                                  ALMA, GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999


Note 14. Restrictions on Cash and Due from Banks

              The bank is required to maintain reserve balances with the Federal
         Reserve  Bank.   The average amount of those reserve balances  for  the
         year ended December 31, 1999 was approximately $-0-.

Note 15. Related Party Transactions

               The Company has entered into a split dollar life insurance arrangement with a director and substantial shareholder. The Company and director's trust each contribute toward the payment of premium for life insurance policy. The Company records its contribution at the present value of anticipated future return or total cash surrender value of policy whichever is higher; however, the carrying amount cannot exceed the amount of premiums paid by the Company. The Company will receive all reimbursement from anticipated withdrawal of cash surrender value or from the proceeds of policy in the event of the death of the director. All cash surrender value of the policy accrues to the benefit of the Company until such time as the cash surrender value exceeds advances made by the Company. As of December 31, 1999, $1,046,596 is carried in other assets related to this arrangement.

Note 16. Fair Value of Financial Instruments

              The following table shows the estimated fair value and the related carrying values of South Banking Company's financial instruments at December 31, 1999 and 1998. Items which are not financial instruments are not included.

                                                        1999
                                             Carrying     Estimated
                                             Amount       Fair Value
        Cash and due from financial
         institutions                        $ 11,695,998 $ 11,695,998
        Interest earning balances with
         financial institutions                   869,000      869,000
        Federal funds sold                      3,180,000    3,180,000
        Securities available for sale          18,306,239   18,306,239
        Securities held to maturity               747,339      749,139
        Federal Home Loan Bank stock              426,100      426,100
        Georgia Bankers Bank - stock              547,283      798,470
        Loans - net of allowances             129,897,341  129,912,490
        Demand and savings deposits            55,072,202   55,072,202
        Time deposits                          97,727,773   98,079,626
        Federal funds purchased                 1,140,000    1,140,000


                                      F26

                              SOUTH BANKING COMPANY
                                ALMA,     GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 16. Fair Value of Financial Instruments - (Con't)

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


              For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 1999 and 1998. The estimated fair value for cash and due from financial institutions and federal funds sold are considered to approximate cost. The estimated fair value for interest-earning balances with financial institutions, securities available-for-sale, securities held-to-maturity and Georgia Bankers Bank stock are based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for commercial loans is based on estimates of the difference in interest rates the Company would charge the borrowers for similar such loans with similar maturities made at December 31, 1999 and 1998, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for other loans is based on estimates of the rate the Company would charge for similar such loans at December 31,
        1999 and 1998 applied for the time period until estimated repayment. The estimated fair value for individual retirement account deposits and time deposits is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 1999 and 1998, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered to approximate cost at December 31, 1999 and 1998.

               While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 1999 and 1998, the estimated fair values would


                                    F27

                              SOUTH BANKING COMPANY
                                ALMA,     GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

Note 16.  Fair Value of Financial Instruments (Con't)

        necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1999 and 1998 should not necessarily be considered to apply at subsequent dates.

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

             Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and its subsidiaries meet all capital adequacy requirements to which it is subject.

             As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                    F28

                              SOUTH BANKING COMPANY
                                ALMA,     GEORGIA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


Note 17. Regulatory Matters - (Con't)

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

                                                       To Be Well
                                                       Capitalized Under
                                 For Capital        Prompt Corrective
                  Actual         Adequacy Purposes  Action Provisions:
              Amount   Ratio     Amount   Ratio     Amount    Ratio

As of December 31, 1999:

Total Capital
 (to Risk
 Weighted
 Assets)
 Consolidated $  17,534    12.7%    $11,002  8.0%  $   13,752   10.0%
 Subsidiary -
  Alma            6,698   12.3%       4,350  8.0%       5,438   10.0%
 Subsidiary -
  Baxley          5,808   17.0%       2,734  8.0%        3,417   10.0%
 Subsidiary -
  Kingsland       2,498   13.7%       1,456  8.0%        1,820   10.0%
 Subsidiary -
  Metter         3,384   11.0%        2,446  8.0%        3,058   10.0%


As of December 31, 1999:

Tier I Capital
 (to Risk Weighted
  Assets)
 Consolidated   $ 15,782   11.5%     $ 5,501   4.0%        8,251  6.0%
 Subsidiary -
  Alma             6,009   11.0%       2,175   4.0%        3,263   6.0%
 Subsidiary
  Baxley           5,363   15.7%       1,367   4.0%        2,050   6.0%
 Subsidiary -
  Kingsland        2,270   12.5%         728   4.0%        1,092   6.0%
 Subsidiary -
  Metter          2,999    8.3%      1,438     4.0%        1,798    6.0%


                                    F29


                              SOUTH BANKING COMPANY
                                ALMA,     GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



Note 17. Regulatory Matters (Con't)


                                                     To Be
                                                     Capitalized Under
                                 For Capital         Prompt Corrective
                   Actual        Adequacy Purposes   Action Provisions:
              Amount   Ratio     Amount   Ratio      Amount     Ratio
Tier I
 Capital (to
  Average Assets)
 Consolidated    15,782   9.3%       6,820    4.0%        8,526  5.0%
 Subsidiary -
  Alma            6,009  9.2%        2,623   4.0%         3,279   5.0%
 Subsidiary -
  Baxley          5,363 12.1%        1,779   4.0%         2,224   5.0%
 Subsidiary -
  Kingsland       2,270  8.8%       1,029    4.0%         1,287   5.0%
 Subsidiary -
  Metter          2,999  8.4%        1,438   4.0%         1,798   5.0%


As of December 31, 1998:

Total Capital
 (to Risk Weighted
 Assets)
 Consolidated  $ 15,626  12.5%     $10,029    8.0%     $    N/A    N/A%
 Subsidiary -
  Alma            6,174 13.3%        3,712   8.0%         4,640   10.0%
 Subsidiary -
  Baxley          5,424 15.1%        2,881   8.0%         3,601   10.0%
 Subsidiary -
  Kingsland       2,192 14.0%        1,250   8.0%         1,562   10.0%
Subsidiary -
  Metter          3,114 11.9%        2,091    8.0%       2,614   10.0%

                                    F30


                              SOUTH BANKING COMPANY
                                ALMA,     GEORGIA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



Note 17. Regulatory Matters (Con't)

                                                     To Be
                                                     Capitalized Under
                                  For Capital        Prompt Corrective
                     Actual       Adequacy Purposes  Action Provisions:
                 Amount  Ratio   Amount    Ratio     Amount     Ratio

Tier I Capital
 (to Risk
  Weighted
  Assets)
 Consolidated    13,860  11.1%        5,015   4.0%         N/A    N/A %
 Subsidiary -
  Alma            5,385 11.6%         1,856  4.0%         2,784    6.0%
 Subsidiary -
  Baxley          4,972 13.8%         1,440  4.0%         2,160    6.0%
 Subsidiary -
  Kingsland       1,996 12.8%           625  4.0%           937    6.0%
 Subsidiary -
  Metter          2,785 10.6%         1,045  4.0%         1,568    6.0%


Tier I
 Capital (to
  Average Assets)
 Consolidated  $ 13,860   8.6%      $ 6,410   4.0%     $    N/A   N/A %
 Subsidiary -
  Alma            5,385  8.9%         2,478  4.0%         3,098    5.0%
 Subsidiary -
  Baxley          4,972 11.2%         1,779  4.0%         2,224    5.0%
 Subsidiary -
  Kingsland       1,996  9.3%          855   4.0%        1,069    5.0%
 Subsidiary -
  Metter          2,785  8.4%         1,329  4.0%         1,661    5.0%

                                     F31



                     SOUTH BANKING COMPANY
                   (PARENT CORPORATION ONLY)

                         ALMA, GEORGIA

                      FINANCIAL STATEMENTS

                       DECEMBER 31, 1999


                                       F32


                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
South Banking Company
Alma, Georgia 31510

     Under date of March 1, 2000, we reported on the consolidated balance sheets of South Banking Company, as of December 31, 1999 and 1998, and the related statements of income, cash flows and stockholders' equity for the three years in the period ended December 31, 1999.

      In connection with our examination of the aforementioned consolidated financial statements, we also audited the accompanying balance sheets (Parent Corporation Only) as of December 31, 1999 and 1998 and the related statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Banking Company (Parent Corporation Only) as of December 31, 1999 and 1998, and the results of its operations, stockholders' equity and its cash flows for the three years then ended in conformity with generally accepted accounting principles.

                                    Respectfully submitted,


March 1, 2000                       H. H. BURNET & COMPANY, P. C.



                                       F33

                         SOUTH BANKING COMPANY
                       (PARENT CORPORATION ONLY)
                             ALMA, GEORGIA
                             BALANCE SHEETS


                                               December 31,  December 31   ,
                                             1999          1998

                                 ASSETS
Cash and due from banks
 Interest bearing                            $   479,315   $   547,372
 Non-interest bearing                             47,869        23,830
Investment in bank's subsidiaries             16,672,228    15,682,810
Investment in nonbank subsidiaries              315,416        240,925
Investment-Habersham Bank Corp.-available
 for sale                                        295,104       300,000
Investment-Nexity Financial-available for sale   250,000             -
Other assets                                      26,161        40,165
Prepaid income taxes                                   -       145,937
Due from subsidiaries                             105,762             -
Total Assets                                 $18,191,855   $16,981,039

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                            $       186    $       186
Other liabilities                                      -             -
Accrued income taxes                              21,653             -
Notes payable                                  2,360,000     2,750,000
Due to subsidiaries                                    -        24,166
Total Liabilities                            $ 2,381,839   $ 2,774,352

Stockholders' Equity
Common stock of $1 par value;
 authorized 1,000,000 shares;
 issued and outstanding, 1999 and 1998
 399,500 and 399,500, respectively           $   399,500   $   399,500
Surplus                                        3,070,831     3,070,831
Undivided profits                              12,520,614   10,651,788
Accumulated other comprehensive income         (  180,929)      84,568

Total Stockholders' Equity                   $15,810,016   $14,206,687

Total Liabilities and Stockholders' Equity   $18,191,855   $16,981,039

The accompanying note is an integral part of these financial statements.


                                  F34


                              SOUTH BANKING COMPANY
                            (PARENT CORPORATION ONLY)
                                  ALMA, GEORGIA
                               STATEMENT OF INCOME

                              Year Ended      Year Ended    Year Ended
                              December 31,    December 31,  December  31,
                              1999            1998          1997
Income
Dividends from bank
 subsidiaries                 $   977,614    $   926,568   $   893,272
Miscellaneous income                  682          1,484           500
Interest income                    18,431         21,158        19,276
Management fees                   102,000        102,000       101,500
Dividends - other                  10,091              -             -

Total Income                  $ 1,108,818    $ 1,051,210    $ 1,014,548
Expenses
Salaries                      $    79,300    $    75,467    $    73,157
Amortization                       13,526         13,526         15,421
Interest                          212,684        235,182        260,532
Professional fees                  33,045         22,621         15,358
Other                              63,109         75,277         84,542

Total  Expenses               $   401,664    $   422,073  $    449,010
Income before income taxes
 and equity in undistributed
 income (loss) of subsidiaries$   707,154    $   629,137  $    565,538
Provision (credit) for
 income taxes                 (    95,172)    (  105,360)   (  110,776)

Income before equity in
 undistributed income in
 subsidiaries                $    802,326    $   734,497   $   676,314

Equity in undistributed
 income of bank subsidiaries $  1,251,684    $ 1,135,934   $   914,669
Equity in undistributed
 income (loss) of nonbank
 subsidiaries                      74,491         59,165    (   44,672)
                             $  1,326,175    $ 1,195,099   $   869,997
Net Income                   $  2,128,501    $ 1,929,596   $ 1,546,311


    The accompanying note is an integral part of these financial statements.

                                       F35


                              SOUTH BANKING COMPANY
                            (PARENT CORPORATION ONLY)
                                  ALMA, GEORGIA
                           STATEMENT OF INCOME (con't)


                              Year Ended      Year Ended    Year Ended
                              December 31,    December 31,  December 31,
                              1999            1998          1997

Other Comprehensive Income
 before tax
Unrealized  gain  on securities $(  402,268) $     61,798   $    83,074
Other Comprehensive Income
  before  tax                   $(  402,268) $     61,798   $    83,074

Income tax expenses related
 to items of other
 comprehensive income            (  136,771)       21,011        28,245


Other comprehensive income,
  net  of  tax                  $(  265,497) $     40,787   $    54,829

Comprehensive  income           $ 1,863,004  $  1,970,383   $ 1,601,140

Per share data based on
 weighted outstanding shares:

  Weighted average
   outstanding                    399,500        399,500       400,501


Net Income                    $      5.33    $      4.83   $      3.86


    The accompanying note is an integral part of these financial statements.

                                       F36



                              SOUTH BANKING COMPANY
                            (PARENT CORPORATION ONLY)
                                  ALMA, GEORGIA
                        STATEMENT OF STOCKHOLDERS' EQUITY


                     Common                      Undivided
                     Stock         Surplus       Profits

Balance,
 December 31, 1996   $   403,500   $  3,116,581  $ 7,675,216
 Net income                   -              -     1,546,311
 Cash dividends               -              -   (   239,681)
 Unrealized gain
  (loss) on securities
  available for sale           -              -            -
Redemption of shares  (    4,000)  (     45,750)           -

Balance,
 December 31, 1997   $   399,500   $  3,070,831  $ 8,981,846
 Net income                    -              -    1,929,596
 Cash dividends                -              -   (  259,654)
 Unrealized gain
  (loss) on securities
   available for sale          -              -            -
 Redemption of shares          -              -            -

Balance,
 December 31, 1998   $   399,500   $  3,070,831  $10,651,788
 Net income                    -              -    2,128,501
 Cash dividends                -              -   (  259,675)
 Unrealized gain
  (loss) on securities
   available for sale         -              -            -

Balance,
 December 31, 1999   $   399,500   $  3,070,831  $12,520,614


    The accompanying note is an integral part of these financial statements.

                                       F37

                     Accumulated
                     Other              Total
                                        Comprehensive Stockholders'
                                        Income            Equity

Balance,
 December 31, 1996   $   ( 11,048)      $   11,184,249
 Net income                      -            1,546,311
 Cash dividends                 -           (  239,681)
Unrealized gain
  (loss) on securities
  available for sale        54,829               54,829
Redemption of shares             -           (   49,750)

Balance,
 December 31, 1997    $     43,781         $ 12,495,958
 Net income                      -            1,929,596
 Cash dividends                  -          (   259,654)
 Unrealized gain
  (loss) on securities
   available for sale       40,787               40,787
 Redemption of shares            -                    -

Balance,
 December 31, 1998    $     84,568         $ 14,206,687
 Net income                      -            2,128,501
 Cash dividends                  -          (   259,675)
 Unrealized gain
  (loss) on securities
  available for sale   (   265,497)         (   265,497)

Balance,
 December 31, 1999    $   (180,929)        $ 15,810,016



                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                         STATEMENT OF CASH FLOWS


                                Year Ended   Year Ended     Year Ended
                                 December 31,  December 31, December 31,
                                1999          1998          1997
Cash Flows From Operating
 Activities:
 Net income                     $ 2,128,501   $ 1,929,596   $ 1,546,311
 Add expenses not requiring
  cash:
 Depreciation and
   amortization                       17,649      20,697         27,358
 Undistributed earnings of
    subsidiaries                   (1,326,175) (1,195,099)   (   869,997)
Increase (decrease) in
    accounts  payable                       -           -             -
Increase (decrease) in
  other liabilities                       -             -             -
 Increase (decrease) in
   accrued  income  taxes              21,652           -             -
(Increase) decrease in
  other assets                    (    1,979)   (      435)       14,865
 (Increase) decrease in
   prepaid income taxes               145,937       34,474     ( 125,506)
Increase (decrease) in
   due from subsidiary-taxes       (  129,928)  (   39,565)       48,418

Net Cash Provided by Operating
 Activities                     $   855,657   $   749,668   $   641,449
Cash Flows From Investing
 Activities:
Purchase of equipment                     -            -     (    2,307)
Purchase of Nexity Financial
   Stock                          (  250,000)         -              -
Purchase of C B Financial
   Stock                                   -    (  300,000)           -

Net Cash Used by Investing
 Activities                      $(  250,000) $ (  300,000)  $(    2,307)






The accompanying note is an integral part of these financial statements.

                                   F38




                         SOUTH BANKING COMPANY
                       (PARENT CORPORATION ONLY)
                             ALMA, GEORGIA
                    STATEMENT OF CASH FLOWS (con't)



                               Year Ended    Year Ended    Year Ended
                                 December 31,  December 31,  December 31,
                               1999          1998          1997

Cash Flows From Financing
 Activities:
 Payments on note payable
  bank                           $(  390,000)  $(  350,000) $(  350,000    )
 Proceeds from notes payable
  to banks                                 -       300,000           -
 Dividends paid                   (  259,675)   (  259,654)   (  239,681   )

Redemption of common stock                 -             -    (   49,750
)

Net Cash Provided (Used)
 by Financing Activities         $(  649,675)  $(  309,654)  $(  639,431)

Net increase (decrease) in
 cash and cash equivalents       $(   44,018)  $   140,014    $(     289)

Cash and cash equivalents at
 beginning of year                   571,202       431,188       431,477

Cash and Cash Equivalents
 at end of year                  $   527,184   $   571,202   $   431,188


The accompanying note is an integral part of these financial statements.

                                   F39


                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                      NOTES TO FINANCIAL STATEMENTS



(A)  Summary of Significant Accounting Policies

     General  -The following notes to the financial statements of  South
          Banking Corporation, formed on July 28, 1981, (parent corporation only) (the corporation) includes only that information which is in addition to information presented in the consolidated financial statements and notes to consolidated financial statements.

     Investment in subsidiaries - The corporation reports its investment in the common stock of its subsidiaries at its equity in the net assets of the subsidiaries.

     Organization  costs - Organization costs have   been   deferred  and
     are
           being amortized on a straight-line basis over a period of five years.

                                   F40