Form 10-Q
period 2000-03-31
SOUTH BANKING CO
filed 2000-05-09
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934




For quarter ended   March 31, 2000   Commission file number   2-71249

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

                                             Yes    X        No

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2000.

    Common stock, $1.00 par value - 399,500  shares outstanding








                        SOUTH BANKING COMPANY
                        SOUTH BANKING COMPANY
                          ALMA,      GEORGIA

Part I.  Financial Information

          Consolidated Financial Statements . . . . . . . . . . . 4 -
9

          Notes to Consolidated Financial Statements . . . . . . 10 -
11

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . 12 -
18


Part  II.  Other Information  . . . . . . . . . . . . . .  .  .  .  .
19

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                         March 31,        December 31,
                                         2000             1999

                                 ASSETS

Cash and due from banks                   $  6,972,775    $ 11,695,998

Deposits in other banks -
 interest bearing                         $    874,000    $    869,000

Investment securities:
 Available for sale                       $ 18,140,737    $ 18,306,239

 Held to maturity                         $    747,246    $    747,339

Georgia Bankers stock                     $    547,283    $    547,283

Federal Home Loan Bank stock              $    426,100    $    426,100

Federal funds sold                        $  7,561,000    $  3,180,000

Loans                                     $141,156,607    $132,282,615
Less: Unearned discount                    (   225,397)    (   216,397)
Reserve for loan losses                    ( 2,302,889)    ( 2,168,877)

                                          $138,628,321    $129,897,341

Bank premises and equipment               $  4,271,581    $  4,097,405

Goodwill                                  $    195,527    $    208,562

Other assets                              $  4,612,239    $  3,832,154

Total Assets                              $182,976,809    $173,807,421

    The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                  CONSOLIDATED BALANCE SHEETS (Con't)
                              (UNAUDITED)

                                         March 31,      December 31,
                                         2000           1999

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing              $ 22,735,828    $ 21,462,802
           Demand - interest bearing        24,485,929      23,089,387
           Savings                          10,336,624      10,520,013
           Time                            103,360,614      97,727,773
                                          $160,918,995    $152,799,975
Borrowing                                    2,847,274       2,669,743
Accrued expenses and other
 liabilities                                 1,939,062       1,294,354
Federal funds purchased                        690,000       1,140,000
Note payable - Federal Home Loan Bank           80,000          93,333

Total Liabilities                         $166,475,331    $157,997,405

Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding at
 March 31, 2000 and December 31,
 1999 - 399,500 and 399,500,
 respectively                             $    399,500    $    399,500
Surplus                                      3,070,831       3,070,831
Undivided profits                           13,324,501      12,520,614
Accumulated other comprehensive
 income                                    (   293,354)    (   180,929)

Total Stockholders' Equity                $ 16,501,478    $ 15,810,016

Total Liabilities and
 Stockholders' Equity                     $182,976,809    $173,807,421

The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                  CONSOLIDATED STATEMENT OF INCOME AND
                          COMPREHENSIVE INCOME
                              (UNAUDITED)

                                          Three Months    Three Months
                                         Ended           Ended
                                         March 31,       March 31,
                                         2000            1999
Interest Income
Interest and fees on loans                $  3,768,790    $  3,051,810
Interest on federal funds sold                 107,037         155,146
Interest on deposits with other banks           10,733          17,208
Interest on investment securities:
 U. S. Treasury                                 24,372          42,009
 U. S. government agencies                     217,368         169,338
 Mortgage backed securities                      8,349          10,801
 State and political subdivisions               20,852          22,877
 Dividends                                      21,007          49,827

Total Interest Income                     $  4,178,508    $  3,519,016

Interest Expense
Interest on deposits                      $  1,701,257    $  1,475,238
Interest on other borrowings                    59,834          57,692

Total Interest Expense                    $  1,761,091    $  1,532,930

Net Interest Income                       $  2,417,417    $  1,986,086
Provision for loan losses                       87,500          75,000

Net interest income after provisions
 for loan losses                          $  2,329,917    $  1,911,086

Other Operating Income
Service charge on deposit accounts        $    354,223    $    336,116
Commission on insurance                         28,139          15,275
Other income                                   179,114        112,117
Gain (loss) sale of securities                       -               5
Computer income                                112,345          86,585

Total Other Operating Income              $    673,821    $    550,098

The accompanying notes are an integral part of these financial statements.

                          SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                 CONSOLIDATED STATEMENT OF INCOME AND
                      COMPREHENSIVE INCOME (Con't)
                              (UNAUDITED)

                                          Three Months    Three Months
                                         Ended           Ended
                                         March 31,       March 31,
                                         2000            1999
Other                        Operating                        Expenses
Salaries                                  $    795,413    $    742,425
Profit sharing and other personnel
 expense                                       159,088         133,086
Occupancy expense                               98,132          97,351
Furniture and fixtures expense                 181,554         178,262
Payroll taxes                                   50,945          51,208
Data processing                                 44,546          83,150
Other operating expenses                       466,964         379,636

Total Other Operating Expenses            $  1,796,642    $  1,665,118

Income before income taxes                $  1,207,096    $    796,066
Applicable income taxes                        403,209         238,787

Net income                                $    803,887    $    557,279
Other comprehensive income, net of tax
 Unrealized gains (losses) on
  securities                              $(   112,425)   $(    63,714)

Other comprehensive income (loss)         $(   112,425)   $(    63,714)

Comprehensive income                      $    691,462    $    493,565

Per share data on weighted average
 outstanding shares
Weighted average outstanding shares            399,500         399,500

Net income per share                      $      2.012    $      1.395

The accompanying notes are an integral part of these financial statements.

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                        STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                           Three Months   Three Months
                                          Ended          Ended
                                          March 31,      March 31,
                                          2000           1999
Cash Flows From Operating Activities:
 Net income                                $    803,887   $    557,279
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                 167,906        108,689
  Provision for loan losses                      87,500         75,000
 Bond portfolio losses (gains)                        -              -
 Gain on sale of other real estate
  owned                                               -              -
 Increase (decrease) in taxes payable           345,770        238,787
 Increase (decrease) in interest payable        118,689         16,571
 Increase (decrease) in other liabilities       180,249    (    38,770)
 (Increase) decrease in interest
  receivable                                (   123,101)       67,662
 (Increase) decrease in prepaid
  expenses                                  (    40,894)       33,567
 (Increase) decrease in other assets        (   221,127)       22,163
 Recognition of unearned loan income              9,000             -

Net Cash Provided (Used) by Operating
 Activities                                $  1,327,879   $  1,080,948

Cash Flows From Investing Activities:
 Proceeds from maturities of investment
  securities - available for sale          $     10,452   $  3,650,418
 Proceeds from maturities of investment
  security - held to maturity                         -              -
 Purchase of investment securities - AFS              -    ( 3,150,000)
 Purchase of investment securities - HTM              -              -
 Net loans to customers                     ( 8,827,480)   ( 3,757,174)
 Purchase of premise and equipment          (   326,230)   (   222,389)
 Proceeds from sale of equipment                      -              -
 Proceeds from other real estate owned                -              -
 Purchase of FHLB stock                               -    (    29,900)

Net Cash Provided (Used) by Investing
 Activities                                $( 9,143,258)  $( 3,509,045)

The accompanying notes are an integral part of these financial statements.

                           SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                    STATEMENT OF CASH FLOWS (Con't)
                              (UNAUDITED)

                                          Three Months    Three Months
                                          Ended          Ended
                                          March 31,      March 31,
                                          2000           1999
Cash Flows From Financing Activities:
 Net increase (decrease) in demand
  deposits, NOW and money market           $  2,669,568   $( 5,251,253)
 Net increase (decrease) in savings
  and time deposit                            5,449,452        460,781
 Net increase (decrease) in borrowings      (   177,531)   (    18,144)
 Dividends paid                                       -              -
 Redemptions of company stock                         -              -
 Federal funds purchased                    (   450,000)             -
 Net decrease - note payable - FHLB         (    13,333)   (    13,334)
Net Cash Provided (Used) by
 Financing Activities                      $  7,478,156   $( 4,821,950)

Net Increase (Decrease) in Cash
 and Cash Equivalents                      $(   337,223)  $( 7,250,047)

Cash and Cash Equivalents at
 Beginning of Year                           15,744,998     25,309,085

Cash and Cash Equivalents at
 End of Period                             $ 15,407,775   $ 18,059,038

The accompanying notes are an integral part of these financial statements.

                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation

           The accounting and financial reporting policies of South Banking Company and its subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of South Banking Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of South Banking Company and subsidiaries, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank's 10K for the fiscal year ended December 31, 1999.

           Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator) for the period.

           In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 applies to fiscal years beginning after December 15, 1997. South Banking Company is a four bank holding company operating primarily in Southeast Georgia. The primary purpose of the company is the delivery of financial services within its market. Each of the company's entities are part of the same reporting segment, whose operating results are regularly reviewed by management. Therefore, consolidated financial statements, as presented, fairly reflect the operating results of the financial services segment of our business.

           In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 applies to fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods has been provided for comparative purposes.

                          SOUTH BANKING COMPANY
                             ALMA, GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June
     15, 1999; earlier application is permitted. The company does not hold or issue derivative instruments as defined by SFAS 133; and accordingly, it is the opinion of management that there will be no future impact from this recent accounting standard.











                                  11
                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      The liquidity and capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at March 31, 2000 were considered satisfactory but on the lower level. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 2000, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities. During the three months ended March 31, 2000, total capital increased $619,462 to $16,501,478. This increase in capital resulted from net earnings of $803,887 and an increase of $112,425 in unrealized losses on securities available for sale, net of taxes.

      At March 31, 2000, South Banking Company had one binding commitment for capital expenditures. South Banking Company's subsidiary, Pineland State Bank, had entered into an agreement to acquire three bank branches within its market area. South Banking will contribute an additional $2,000,000 in capital to Pineland State Bank to facilitate the acquisition. South Banking Company has arranged long-term financing for the additional investment.

Results of Operations

      The following discussion and analysis presents the significant changes in financial condition and the results of operations of South Banking Company and Subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1999 Annual Report to Shareholders and Form 10-K.

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

Earnings Summary

      Net income for the first quarter of 2000 was $803,887, up $246,608 from $557,279 in the first quarter of 1999. On a per share basis earnings registered a similar increase from $1.40 to $2.01. These levels of income represent annualized returns on average assets of 1.80% and 1.37%, respectively. Return on average equity also increased from 15.42% to 19.90%. Details concerning the Company's results of operations are discussed in the following sections of this report.

      Net interest income for the first quarter of 2000 totaled $2,417,417, up $431,331 from $1,986,086 in the first quarter of 1999.

     Interest income is being impacted by the mix of assets, the level of earning assets and the interest rate environment. Average earning assets for the quarter of $160.4 million are $10.7 million in excess of the first quarter 1999 average. These funds are primarily being invested in the loan portfolio. The rate environment and loan volume has caused loan income to increase $716,980 from $3,051,810 in the first quarter of 1999 to $3,768,790 in the first quarter of 2000. This increase reflects the volitile repricing of the Bank's substantial portfolio of one-year adjustable rate loans; however, the recent increase in the prime rate has begun to positively impact interest income.

      Interest expense, the other component of net interest income, increased $228,161 when compared to the first quarter of last year including the fact that the average balance of interest bearing liabilities was up $13.9 million. This is the result of higher interest rates. The overall cost of interest bearing liabilities for the quarter of 5.04% is 16 basis points higher than in the first quarter of 1999, reflecting several rate increases implemented in late 1999 and early 2000.

      This combination of higher average balances and higher rates produced a net interest margin of 5.37% for the quarter, up from 4.52% in the first quarter of last year.

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary (Con't)

      The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $87,500 and $75,000 during the three months ended March 31, 2000 and 1999, respectively.

Noninterest Income

      Following is a comparison of noninterest income for the three months ended March 31, 2000 and 1999.

                                              Three          Three
                                                Months          Months
Ended                                             Ended
                                                           March 31,  March 31,
                                                            2000           1999
Service charges on deposits                  $  354,223     $  336,116
Other service charges, commissions
 & fees                                          28,137         15,275
Other income                                    291,461        198,707

Total Noninterest Income                     $  673,821     $  550,098


      Total noninterest income for the three months ended March 31, 2000 was $123,723 higher than during the same period in 1999. The primary increase is related to additional computer processing income from nonaffiliated banks and brokerage services.

      During the third quarter of 1998, the Bank began offering brokerage services, including stocks, bonds, mutual funds and annuities, to its customers. The effect on the deposit base has been limited as less than one quarter of the total sales have come from Bank deposits. In the long-term, management believes this service could actually increase deposits.

Noninterest Expense

      Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the first quarter of 2000 of $1,796,642 was $131,524, or 7.90% greater than during the first quarter of 1999.

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense (Con't)

      The majority of this increase was due to higher salary, payroll taxes, and benefit costs, up $78,990 to $954,501. Salaries have increased as a result of the normal growth in assets and normal salary increases. Increases were also experienced in group insurance and pension expense.

      Other non-personnel expense had little change from prior year except for new accruals. Management expects this trend to remain constant during the remainder of the year.

Income Taxes

      The Company's provision for income taxes, which totaled $403,209 in the first quarter of 2000 and $238,787 in the first quarter of 1999, includes both federal and state income taxes. The effective tax rates during the two periods were 33.4% in 2000 and 30.0% in 1999.


Financial Condition

      Average total assets during the first quarter of 2000 were $178,392,115, up from $162,834,843 from the first quarter of 1999. A detailed discussion of the Bank's financial condition, and its various balance sheet components follows:

Loan Portfolio

      The loan portfolio, which represents South's largest asset, has increased during the first quarter by $8,873,992 to $141,156,607. Competitive pressures from auto manufacturers and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types of loans. Management also believes that with the recent decline in the local farming economy, there exists little opportunity to expand and develop the agricultural loan portfolio. In the year since March 31, 1999, the loan portfolio has increased substantially. Commercial and real estate lending remains the largest part of the portfolio and where the growth is derived.

The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At March 31, 2000, commitments to extend credit, including unused lines of credit, totaled $32,238,000 while letters of credit totaled $524,000.

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

          Summary of Past Due Loans and Nonperforming Assets
                            (in thousands)

                                                 -------March 31------
-
                                                2000           1999
                                                      (Unaudited)
     Loans past due 90 or more days
      still accruing interest                   $   155        $   183

     Nonperforming assets:
      Nonaccruing loans                         $   843        $   625
      Other real estate owned                       700            182

                                                $ 1,543        $   807

      Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers, and other factors. At March 31, 2000, the allowance for loan losses was $2,302,889 or 1.63% of gross loans. Given the inherent risk contained in the portfolio, including the nonaccrual loan described above as well as commitments to extend credit, this level is considered adequate. Management is not aware of any trends, uncertainties or other information relating to the loan portfolio, which it expects will materially impact future operating results, liquidity, or capital resources.

      The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a significant level. The provision totaled $87,500 during the first quarter of 2000 and $75,000 during the first quarter of 1999.

Securities Portfolio and Federal Funds Sold

      The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At March 31, 2000, the held to maturity portfolio totaled $747,246.
                                   16

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities Portfolio and Federal Funds Sold (Con't)

      Management attempts to emphasize the available for sale port-folio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At March 31, 2000,this portfolio had an estimated fair value of $18,140,737, $440,031 less than the amortized cost. Such deficit represents an unrealized loss.

      This portfolio, which represents 91.3% of the total securities portfolio, is invested primarily in U.S. Treasury and agency obligations and tax exempt municipals. The treasury and agency portion of the portfolio, including agency backed mortgage securities, total $16,044,973 at quarter end or 88.4% of the available for sale portfolio. Tax exempt municipals totaling $1,605,050 comprised 8.8%. The remainder of the portfolio, which totals $490,714, consists of bank holding company stock.

      The Bank has typically favored investments with maturities of five years or less which have known cash flow patterns. Such instruments typically provide greater safety, less market value fluctuation and more simplified asset/liability issues. However, some callable secur-ities and mortgage backed securities may be purchased from time to time for their increased yield.

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

Deposits and Other Funding Sources

      Total deposits at March 31, 2000 of $160,918,995 were up from their year end total of $152,799,975. The first quarter has traditionally been a slow growth period. First quarter deposits have increased $8,119,020.

      Noninterest bearing deposits increased $1,273,026 to $22,735,828 during the quarter. In contrast to this, interest bearing deposits increased $6,845,994 or 5.2%, to $138,183,167 during the quarter. Increases were experienced in all types of interest bearing deposits.

                                   17

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits and Other Funding Sources (Con't)

      In addition to deposits the Bank may generate funding by the use of borrowings.

Year 2000 Compliance

     Year 2000 has passed and the Banks have not had any effect on its computerized systems. The Banks continue to monitor, but do not anticipate, any problems in the future. Expenditures for future monitoring is not contemplated.

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










                                   18
                         SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (27) Financial Data Schedule

          The registrant has not filed any reports on Form 8-K during the three month period ended March 31, 2000.












































                                  19



                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)



Date:  May 10, 2000               By:
                                     Paul Bennett
                                     President


Date:  May 10, 2000               By:
                                     Olivia Bennett
                                     Vice President