Form 10-Q
period 2000-06-30
SOUTH BANKING CO
filed 2000-08-15
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934




For quarter ended  June 30, 2000     Commission file number      2-71249


                          SOUTH BANKING COMPANY
        (Exact name of registrant as specified in its charter)


             Georgia                               58-1418696
(State  or other jurisdiction of        (I.R.S. Employer Identification
incorporation or organization)          Number)


104 North Dixon Street, Alma, Georgia                       31510
(Address of principal executive offices)                  (Zip Code)


Registrant's  telephone number, including area code         (912)  632-
8631




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


                                              Yes    X        No


      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2000.


      Common stock, $1.00 par value - 399,500 shares outstanding


                        SOUTH BANKING COMPANY


                        SOUTH BANKING COMPANY
                          ALMA,      GEORGIA

Part I.  Financial Information

          Consolidated Financial Statements . . . . . . . . . . . 4  -
10

          Notes to Consolidated Financial Statements . . . . . . 11  -
12

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . 13  -
19

Part  II. Other Information  . . . . . . . . . . . . . . . . . . 20  -
21












































                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                          June 30,        December 31,
                                           2000           1999

                                 ASSETS

Cash and due from banks                    $  5,007,260   $ 11,695,998

Deposits in other banks -
 interest bearing                          $    824,000   $    869,000

Investment securities:
 Available for sale                        $ 18,548,521   $ 18,306,239

 Held to maturity                          $    347,275   $    747,339

Georgia Bankers stock                      $    547,283   $    547,283

Federal Home Loan Bank stock               $    426,100   $    426,100

Federal funds sold                         $ 11,526,000   $  3,180,000

Loans                                      $145,037,356   $132,282,615
Less: Unearned discount                     (   225,397) (     216,397)
Reserve for loan losses                     ( 2,341,661) (   2,168,877)

                                           $142,470,298   $129,897,341

Bank premises and equipment                $  4,773,595   $  4,097,405

Goodwill                                   $    182,492   $    208,562

Other assets                               $  4,981,697   $  3,832,154

Total Assets                               $189,634,521   $173,807,421

The accompanying notes are an integral part of these financial statements.

                                   4

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                  CONSOLIDATED BALANCE SHEETS (con't)
                              (UNAUDITED)

                                          June 30,         December 31,
                                          2000            1999

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing               $ 24,343,320   $ 21,462,802
           Demand - interest bearing         23,205,286     23,089,387
           Savings                           10,533,014     10,520,013
           Time                             108,205,463     97,727,773
                                           $166,287,083   $152,799,975
Borrowing                                     3,256,798      2,669,743
Accrued expenses and other
 liabilities                                  1,786,721      1,294,354
Federal funds purchased                               -      1,140,000
Note payable - Federal Home Loan Bank         1,066,667         93,333

Total Liabilities                          $172,397,269   $157,997,405

Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding - June 30,
 2000 and 1999 - 399,500
 and 399,500, respectively                 $    399,500   $    399,500
Surplus                                       3,070,831      3,070,831
Undivided profits                            14,022,541     12,520,614
Accumulated other comprehensive
 income                                     (   255,620)  (    180,929)

Total Stockholders' Equity                 $ 17,237,252   $ 15,810,016

Total Liabilities and
 Stockholders' Equity                      $189,634,521   $173,807,421

The accompanying notes are an integral part of these financial statements.

                                   5

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                   CONSOLIDATED STATEMENT OF INCOME
                       AND COMPREHENSIVE INCOME
                              (UNAUDITED)

                   Three        Three
                   Months       Months        Six Months    Six Months
                    Ended         Ended          Ended           Ended
June 30,           June 30,      June 30,       June 30,
                    2000          1999          2000        1999
Interest Income:
 Interest & fees
  on loans         $ 3,897,235   $ 3,106,089   $ 7,666,025   $ 6,157,899
 Interest on federal
  funds sold           137,279       130,984       244,316       286,130
 Interest on deposits
  with other banks      14,410        22,625        25,143        39,833
 Interest on invest-
  ment securities:
  U.S. Treasury         25,742        40,376        50,114        82,385
  Mortgage backed
   securities            8,530         9,882        16,879        20,683
  U.S. Government
   agencies            217,863       172,032       435,231       341,370
  State & municipal
   subdivisions         20,852        22,195        41,704        45,072
 Other                  16,005         9,016        37,012        58,843

Total Interest
 Income            $ 4,337,916   $ 3,513,199   $ 8,516,424   $ 7,032,215

Interest Expense:
 Interest on
  deposits         $ 1,843,246   $ 1,455,295   $ 3,544,503   $ 2,930,533
 Interest on other
  borrowings            68,264        61,189       128,098       118,881

 Total Interest
  Expense          $ 1,911,510   $ 1,516,484   $ 3,672,601   $ 3,049,414

Net Interest
 Income            $ 2,426,406   $ 1,996,715   $ 4,843,823   $ 3,982,801

Provision for loan
 losses                109,500        75,000       197,000       150,000
Net interest income

Net interest income
 after provision
 for loan losses   $ 2,316,906   $ 1,921,715   $ 4,646,823   $ 3,832,801

The accompanying notes are an integral part of these financial statements.

                                   6

                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
                   CONSOLIDATED STATEMENT OF INCOME
                   AND COMPREHENSIVE INCOME (con't)
                              (UNAUDITED)

                  Three         Three
                  Months        Months        Six Months    Six Months
                   Ended         Ended         Ended         Ended
                  June 30,      June 30,      June 30,      June 30,
                  2000          1999          2000          1999

Other Operating Income:
 Service charge on
  deposit accounts $   362,003   $   334,803   $   716,226   $   670,919
 Commission on
  insurance             18,028        13,805        46,167        29,080
 Other income          218,845        93,308       397,959       205,425
 Gain (loss) on sale
  of securities              4            45             4            50
 Computer income       109,212       100,864       221,557       187,449
Total Other
 Operating Income  $   708,092   $   542,825   $ 1,381,913   $ 1,092,923
Other Operating Expenses:
 Salaries          $   914,542   $   727,662   $ 1,709,955   $ 1,470,087
 Profit sharing &
  personnel expense    140,686       137,221       299,774       270,307
 Occupancy expense     122,636       111,244       220,768       208,595
 Furniture &
  fixtures expense     216,878       175,940       398,432       354,202
 Payroll taxes          50,366        48,417       101,311        99,625
 Data processing       44,184         33,941        88,730       117,091
 Other operating
  expenses             472,603       457,324       939,567       836,960
Total Other Operating
 Expenses          $ 1,961,895   $ 1,691,749   $ 3,758,537   $ 3,356,867
Income before
 income taxes      $ 1,063,103   $   772,791   $ 2,270,199   $ 1,568,857
Applicable income
 taxes                 365,063       236,883       768,272       475,670
Net Income         $   698,040   $   535,908   $ 1,501,927   $ 1,093,187
The   accompanying  notes  are  an  integral  part  of  these  financial statements.
                                   7

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                    CONSOLIDATED STATEMENT OF INCOME
                   AND COMPREHENSIVE INCOME (Con't)
                              (UNAUDITED)

                  Three         Three
                         Months         Months       Six Months    Six Months
Ended                      Ended                 Ended                 Ended
June   30,            June  30,       June  30,       June   30,        2000
1999              2000          1999
Other Comprehensive
 Income, Net of Tax:
  Unrealized gains
   (losses) on
   securities      $    37,734   $(  194,305)  $(   74,691) $(  258,019)

Other Comprehensive
 Income (Loss)     $    37,734   $(  194,305)  $(   74,691) $(  258,019)

Comprehensive
 Income            $   735,774   $   341,603   $ 1,427,236  $   835,168
Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares               399,500      399,500        399,500       399,500
Net Income         $      1.75   $      1.34                $      3.76     $
2.74

The   accompanying  notes  are  an  integral  part  of  these  financial statements.
                                   8

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                        STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                          Six Months     Six Months
                                          Ended          Ended
                                          June 30,       June 30,
                                          2000           1999
Cash Flows From Operating Activities:
 Net income                                $  1,501,927   $  1,093,187
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization                                 340,692        267,688
  Provision for loan losses                     197,000        150,000
 Bond portfolio losses (gains)                        4             50
 Gain on sale of other real estate
  owned                                               -              -
 Increase (decrease) in taxes payable            49,861        179,670
 Increase (decrease) in interest
   payable                                       169,286               (
80,809                                                )
 Increase (decrease) in other
   liabilities                                   273,220               (
46,404                                                )
 (Increase) decrease in interest
   receivable                                (   448,287              )(
138,957                                               )
 (Increase) decrease in prepaid
   expenses                                  (    44,292              )3
5,942
  (Increase) decrease in other assets        (   614,762              )(
23,378                                                )
 Recognition of unearned loan income              9,000              -

Net Cash Used in Operating Activities      $  1,433,649   $  1,436,989

Cash Flows From Investing Activities:
 Proceeds from sale of investment
  securities - available for sale          $          -   $          -
 Proceeds from maturities of
  investment securities - available
  for sale                                       31,385      4,925,051
 Purchase of investment securities -
   available for sale                        (   397,414              )(
5,550,000                                             )
  Net loans to customers                     (12,778,957              )(
8,203,951                                             )
  Purchase of premise and equipment          (   983,898              )(
327,346                                               )
 Proceeds from sale of premises
  and equipment                                       -              -
 Proceeds from other real estate owned                -              -
 Proceeds from maturities of investment
  securities held to maturity                   400,000              -
  Purchase of equity securities                        -               (
250,000                                               )

The   accompanying  notes  are  an  integral  part  of  these  financial statements.
                                   9

                           SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                    STATEMENT OF CASH FLOWS (Con't)
                              (UNAUDITED)

                                          Six Months     Six Months
                                          Ended          Ended
                                          June 30,       June 30,
                                           2000          1999

Cash Flows From Investing Activities (con't):
Purchase of investment securities
  held to maturity                        $          -    $          -
Purchase of FHLB stock                                -                (
29,900                                               )

Net Cash Used in Investing Activities      $(13,728,884              )$(
9,436,146                                             )
Cash Flows From Financing Activities:
 Federal funds purchased repaid            $          -   $          -
 Net increase (decrease) in demand
   deposits, NOW and money market              2,996,417               (
6,059,648                                             )
 Net increase (decrease) in savings
  and time deposit                           10,490,691      3,554,624
 Net increase (decrease) in
  borrowings                                   587,055           8,120
 Net increase (decrease) - FHLB loan           973,334     (    26,667)
 Redemptions of company stock                         -              -
 Increase (decrease) in federal
   funds purchased                           ( 1,140,000               )
        -

Net Cash Provided (Used) From
 Financing Activities                      $ 13,907,497               $(
2,523,571                                             )
Net Increase (Decrease) in Cash
  and Cash Equivalents                      $  1,612,262               $
(10,522,728                                           )
Cash and Cash Equivalents at
 Beginning of Year                           15,744,998     25,309,085
Cash and Cash Equivalents at
 End of Period                             $ 17,357,260   $ 14,786,357
The   accompanying  notes  are  an  integral  part  of  these  financial statements.
                                  10

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

                                  11

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

                                  12
                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      The liquidity and capital resources of the Company is monitored on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at June 30, 2000 were considered satisfactory but on the lower level. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 2000, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities. During the three months ended June 30, 2000, total capital increased $ 735,774 to $ 17,237,252. This increase in capital resulted from net earnings of $ 698,040 and a decrease of $ 37,734 in unrealized gains on securities available for sale, net of taxes.

      At June 30, 2000, South Banking Company had one binding commitment for capital expenditures. South Banking Company's subsidiary, Pineland State Bank, had entered into an agreement to acquire three bank branches within its market area. South Banking will contribute an additional $2,700,000 in capital to Pineland State Bank to facilitate the acquisition. South Banking Company has arranged long-term financing for the additional investment.

Results of Operations

      The following discussion and analysis presents the significant changes in financial condition and the results of operations of South Banking Company and Subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 1999 Annual Report to Shareholders and Form 10-K.

                                  13

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

Earnings Summary

      Net income for the second quarter of 2000 was $698,040, up $162,132 from $535,900 in the second quarter of 1999. On a per share basis, earnings registered a similar increase from $1.34 to $1.75. These levels of income represent annualized returns on average assets of 1.53% and 1.30%, respectively. Return on average equity also decreased from 14.65% to 16.90%. Details concerning the Company's results of operations are discussed in the following sections of this report.

      Net interest income for the second quarter of 2000 totaled $2,426,406, up $429,691 from $1,996,715 in the second quarter of 1999.

     Interest income is being impacted by the mix of assets, the level of earning assets and the interest rate environment. Average earning assets for the quarter of $164.3 million are $14.6 million in excess of the second quarter 1999 average. These funds are primarily being invested in the loan portfolio. The rate environment and loan volume, has caused loan income to increase $791,146 from $3,106,089 in the second quarter of 1999 to $3,897,235 in the second quarter of 2000. This increase reflects the volatile repricing of the Bank's substantial portfolio of one-year adjustable rate loans, however, the recent increase in the prime rate has begun to positively impact interest income.

      Interest expense, the other component of net interest income, increased $395,026 when compared to the second quarter of last year including the fact that the average balance of interest bearing liabilities was up $13.5 million. This is the result of higher interest rates. The overall cost of interest bearing liabilities for the quarter of 5.26% is 53 basis points higher than in the second quarter of 1999, reflecting several rate increases implemented in late 1999 and early 2000.
                                  14

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary (Con't)

      This combination of higher average balances and higher rates produced a net interest margin of 5.30% for the quarter, up from 4.63% in the second quarter of last year.

      The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $109,500 and $75,000 during the three months ended June 30, 2000 and 1999, respectively.

Noninterest Income

      Following is a comparison of noninterest income for the three months ended June 30, 2000 and 1999.

                                       Three  Months     Three  Months
Ended                                                            Ended
        June 30,                      June 30,
                                       2000            1999

Service charges on deposits            $     362,003  $     334,803
Other service charges, commissions
 & fees                                       18,028          13,805
Other income                                 328,061         194,217

Total Noninterest Income               $     708,092   $     542,825

     Total noninterest income for the three months ended June 30, 2000 was $165,267 higher than during the same period in 1999. The primary increase is related to additional computer processing income from nonaffiliated banks and brokerage services.

      During the third quarter of 1998, the Bank began offering brokerage services, including stocks, bonds, mutual funds and annuities, to its customers. The effect on the deposit base has been limited as less than one quarter of the total sales have come from Bank deposits. In the long-term, management believes this service will actually increase deposits.
                                  15

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

      Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the second quarter of 2000 of $2,184,843 was $270,146 or 16.00%, greater than during the second quarter of 1999.

      The majority of this increase was due to higher salary and benefit costs, up $186,880 to $914,542. Salaries have increased as a result of the retention of a full-time broker and a new branch location, in addition to regular compensation adjustments. Increases were also experienced in group insurance and pension expense.

      Other increases were experienced in equipment costs and data processing, while other noninterest expense increased by $15,279 to $472,603 for the quarter. Management expects this trend to remain constant during the remainder of the year.

Income Taxes

     The Company's provision for income taxes, which totaled $365,063 in the second quarter of 2000 and $236,883 in the second quarter of 1999, includes both federal and state income taxes. The effective tax rates during the two periods were 34.3% in 2000 and 30.6% in 1999.

Financial Condition

      Average total assets during the second quarter of 2000 were $186,305,665, up from $162,016,870 from the second quarter of 1999. A detailed discussion of the Bank's financial condition, and its various balance sheet components follows.

Loan Portfolio

      The loan portfolio, which represents South's largest asset, has increased during the second quarter by $3,880,749 to $145,037,356. Competitive pressures from auto manufacturers and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types of loans. Management also believes that with the recent decline in the local farming economy, there exists little opportunity to expand and develop the agricultural loan portfolio, however; in the year since June 30, 1999, the loan portfolio has increased substantially. Commercial and real estate lending remains the largest part of the portfolio.

                                  16

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Portfolio (Con't)

     The Bank is also a part to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At June 30, 2000, commitments to extend credit, including unused lines of credit, totaled $27,362,000 while letters of credit totaled $728,000.

     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. The following table provides a summary of past due loans and nonperforming assets.


          Summary of Past Due Loans and Nonperforming Assets
                            (in thousands)

                                             ---------June 30,--------
                                   -
                                            2000            1999
                                                  (Unaudited)
     Loans past due 90 or more days
      still accruing interest               $      564      $      114

     Nonperforming assets:
      Nonaccruing loans                     $      734      $      913
      Other real estate owned                      656             182

                                            $    1,390      $    1,095

      Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. At June 30, 2000, the allowance for loan losses was $2,341,661 or 1.61% of gross loans. Given the inherent risk contained in the portfolio, including the non-accrual loan described above as well as commitments to extend credit, this level is considered adequate. Management is not aware of any trends, uncertainties or other information relating to the loan portfolio which it expects will materially impact future operating results, liquidity, or capital resources.
                                  17

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan Portfolio Con't)

      The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a significant level. The provision totaled $109,500 during the second quarter of 2000 and $75,000 during the second quarter of 1999.

Securities Portfolio and Federal Funds Sold

      The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At June 30, 2000, the held to maturity portfolio totaled $347,275.

     Management attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At June 30, 2000, this portfolio had an estimated fair value of $18,048,521, $361,519 less than the amortized cost. Such deficit represents an unrealized loss.

      This portfolio is invested primarily in U.S. Treasury and agency obligations and tax exempt municipals. The treasury and agency portion of the portfolio, including agency backed mortgage securities, total $16,687,488 at quarter-end or 84.0% of the available for sale portfolio. Tax exempt municipals totaling $1,708,308 comprised 7.4%. The remainder of the portfolio, which totals $1,473,383, consists of bank holding company stock, Georgia Bankers Stock, and stock which the Bank is required to hold for membership in the Federal Reserve Bank and the Federal Home Loan Bank.

      The Bank has typically favored investments with maturities of five years or less which have known cash flow patterns. Such instruments typically provide greater safety, less market value fluctuation and more simplified asset/liability issues. However, some callable securities and mortgage backed securities may be purchased from time to time for their increased yield.

      The Bank generally tries to minimize its involvement in the overnight federal funds sold market, instead relying on the continually maturing securities portfolio to provide the liquidity needed to fund loans or meet deposit withdraw demands. Nonetheless, at any given time the execution of specific investing or funding strategies, or normal fluctuations in deposit and loan balances may require the bank to sell, or buy, funds on an overnight basis. In addition, any daily excess funds are maintained in Federal Funds until demands on accounts are determined.
                                  18

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
               MANAGEMENT'S DISCUSSION  AND ANSLYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits and Other Funding Sources

      Total deposits at June 30, 2000 of $166,287,083 were up from their first quarter total of $160,918,995. Although the second quarter has traditionally not been a large growth period, deposits are well above the second quarter 1999 totals of $143,484,922.

      Noninterest bearing deposits increased $1,607,492 to $24,343,320 during the quarter. Interest bearing deposits increased $3,760,596, or 2.7%, to $138,183,167 during the quarter. Increases were experienced primarily in certificates of deposit.

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

                                  19

                         SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (27) Financial Data Schedule

              The registrant has not filed any reports on Form 8-K during the three month period ended June 30, 2000.

                                  20

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)




Date:  August 12, 2000            By:
                                     Paul T. Bennett
                                     President



Date:  August 12, 2000            By:
                                     Olivia Bennett
                                     Vice President

                                  21