Form 10-Q
period 2000-09-30
SOUTH BANKING CO
filed 2000-11-15
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 2000 Commission file number 2-71249

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

                          Yes    X        No



      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2000.


      Common stock, $1.00 par value - 399,500 shares outstanding










                        SOUTH BANKING COMPANY
                        SOUTH BANKING COMPANY
                          ALMA,      GEORGIA




Part I.  Financial Information

         Consolidated Financial Statements . . . . . . . . . . . 4 -10

         Notes to Consolidated Financial Statements . . . . . . 11 -12
         Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . .13 -19


Part  II. Other Information  . . . . . . . . . . . . .  .  .  .     20

                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)



                                        September 30,    December 31,
                                        2000             1999

                                 ASSETS

Cash and due from banks                  $  6,661,287     $ 11,695,998

Deposits in other banks -
 interest bearing                        $    774,000     $    869,000

Investment securities:
 Available for sale                      $ 18,764,499     $ 18,306,239

 Held to maturity                        $    247,300     $    747,339

Georgia Bankers stock                    $    547,283     $    547,283

Federal Home Loan Bank stock             $    426,100     $    426,100

Federal Funds Sold                       $ 11,064,000     $  3,180,000

Loans                                    $165,886,539     $132,282,615
Less: Unearned discount                   (   314,055)     (   216,397)
Reserve for loan losses                   ( 2,854,069)     ( 2,168,877)

                                         $162,718,415     $129,897,341

Bank premises and equipment              $  5,977,384     $  4,097,405

Intangible assets                        $  2,136,123     $    208,562

Other assets                             $  6,990,572     $  3,832,154


Total Assets                             $216,306,963     $173,807,421

The accompanying notes are an integral part of these financial statements.


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                  CONSOLIDATED BALANCE SHEETS (con't)
                              (UNAUDITED)

                                        September 30,    December 31,
                                        2000             1999

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - noninterest
                     bearing             $ 23,794,897     $ 21,462,802
           Demand - interest bearing       24,686,933       23,089,387
           Savings                         11,639,017       10,520,013
           Time                           127,558,606       97,727,773
                                         $187,679,453     $152,799,975
Borrowing                                   6,227,199        2,669,743
Accrued expenses and other
 liabilities                               2,412,623         1,294,354
Federal funds purchased                             -        1,140,000
Note payable - FHLB                         2,053,333           93,333

Total Liabilities                        $198,372,608     $157,997,405


Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000, shares issued
 and outstanding - September 30, 2000
 and December 31, 1999, 399,500
 and 399,500, respectively              $     399,500     $    399,500
Surplus                                     3,070,831        3,070,831
Undivided profits                          14,642,324       12,520,614
Accumulated other comprehensive
 income                                   (   178,300)     (   180,929)

Total Stockholders' Equity               $ 17,934,355     $ 15,810,016

Total Liabilities and
 Stockholders' Equity                    $216,306,963     $173,807,421

The accompanying notes are an integral part of these financial statements.


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                   Three       Three        Nine          Nine
                   Months      Months       Months        Months
                   Ended       Ended        Ended         Ended
                   September   September    September     September
                   30, 2000    30, 1999     30, 2000      30, 1999
Interest Income:
 Interest & fees
  on loans         $ 4,442,206  $ 3,353,084 $ 12,108,231  $ 9,510,983
 Interest on
  Federal funds sold   154,695       97,544      399,011      383,674
 Interest on deposits
  with other banks      11,381       19,570       36,524       59,403
 Interest on
  investment
  securities:
  U.S. Treasury         19,709       35,725       69,823      118,110
  U.S. Government
   agencies            227,944      198,693      663,175      540,063
  Mortgage backed
   bonds                 8,520        8,926       25,399       29,609
  State & municipal
   subdivisions         18,880       20,853       60,584       65,925
 Other                  16,301       18,593       53,313       77,436

Total Interest
 Income           $  4,899,636  $ 3,752,988 $ 13,416,060  $10,785,203
Interest Expense:
 Interest on
  deposits        $  2,187,669  $ 1,498,150 $  5,732,172  $ 4,428,683
 Interest on other
  borrowings           147,653       61,838      275,751      180,719

Total Interest
 Expense          $  2,335,322  $ 1,559,988 $  6,007,923  $ 4,609,402
Net interest
 income           $  2,564,314  $ 2,193,000 $  7,408,137  $ 6,175,801
Provision for loan
 losses                112,500       84,000      309,500      234,000
Net interest income
 after provision
 for loan losses  $  2,451,814  $ 2,109,000    7,098,637  $ 5,941,801

The accompanying notes are an integral part of these financial statements.


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
               CONSOLIDATED STATEMENTS OF INCOME (con't)
                              (UNAUDITED)

                   Three        Three        Nine          Nine
                   Months       Months       Months        Months
                   Ended        Ended        Ended         Ended
                   September    September    September     September
                   30, 2000     30, 1999     30, 2000      30, 1999
Other Operating Income:
 Service charge on
  deposit accounts  $   441,659  $   401,246 $  1,157,885  $ 1,072,165
 Commission on
  Insurance              15,293       16,127       61,460       45,207
 Other income            89,459       84,534     487,418       289,959
 Computer processing
  Fees                  117,312       98,712      338,869      286,161
 Gain (loss) on sale
  of securities               1           80            5          130

Total Other
 Operating Income   $   663,724  $   600,699 $  2,045,637  $ 1,693,622

Other Operating
 Expenses:
 Salaries           $   753,778  $   745,096 $  2,463,733  $ 2,215,183
 Profit sharing &
  personnel expense     149,459      147,002      449,233      417,309
 Occupancy expense     113,231        95,924     333,999       304,519
 Furniture &
  fixtures expense      274,218      194,484      672,650      548,686
 Payroll taxes           54,682       46,601      155,993      146,226
 Data processing         45,543       45,471     134,273       162,562
 Other operating
  Expenses             796,641       434,642    1,736,208    1,271,602

Total Other
 Operating Expenses $ 2,187,552  $ 1,709,220 $  5,946,089  $ 5,066,087

Income before
 income taxes       $   927,986  $ 1,000,479 $  3,198,185  $ 2,569,336
Applicable income
 taxes                  308,203      320,885    1,076,475      796,555

Net Income          $   619,783  $   679,594 $  2,121,710  $ 1,772,781

The accompanying notes are an integral part of these financial statements.


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                   AND COMPREHENSIVE INCOME (con't)
                              (UNAUDITED)

                   Three        Three         Nine        Nine
                   Months       Months        Months      Months
                   Ended        Ended         Ended       Ended
                   September    September     September   September
                   30, 2000     30, 1999      30, 2000    30, 1999
Other comprehensive
 income, net of tax:
 Unrealized gains
 (losses) on
  Securities        $   77,320 $(   66,591) $     2,629   $(  324,610)

Other Comprehensive
 Income (Loss)      $   77,320 $(   66,591) $     2,629   $(  324,610)

Comprehensive
 Income             $  697,103 $   613,003  $ 2,124,339   $ 1,448,171

Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares                399,500      399,500      399,500      399,500

Net Income          $      1.55  $      1.70  $      5.31  $      4.44

The accompanying notes are an integral part of these financial statements.


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                           Nine Months   Nine Months
                                           Ended         Ended
                                           September     September
                                           30, 2000      30, 1999

Cash Flows from Operating Activities:
 Net income                                 $  2,121,710  $  1,772,781
 Add expenses not requiring cash:
  Provision for depreciation and
   Amortization                                  581,744       397,554
  Provision for loan losses                      309,500       234,000
 Bond portfolio gains (losses)                         5           130
 Gain on sale of other real estate owned               -             -
 Increase (decrease) in taxes payable             40,049       226,989
 Increase (decrease) in interest
  payable                                        431,771   (    92,852)
 Increase (decrease) in other liabilities       361,284        161,428
 (Increase) decrease in interest
  receivable                                 (   815,180)  (   403,764)
 (Increase) decrease in prepaid expenses     (    39,785)       28,068
 (Increase) decrease in other assets         ( 1,080,917)      103,178
 Recognition of unearned loan income         (     2,342)            -

Net Cash Used in Operating Activities       $  1,907,839  $  2,427,512

Cash Flows from Investing Activities:

 Proceeds from sale of investment
  securities - available for sale           $         -   $          -
 Proceeds from maturities of
  investment securities - available
  for sale                                    1,298,593      5,338,681
 Purchase of investment securities -
  available for sale                         ( 1,740,917)  ( 6,600,000)
 Net loans to customers                      (14,719,953)  (11,950,087)
 Purchase of premise and equipment           ( 1,180,737)  (   370,373)
 Proceeds from sale of premises and
  equipment                                            -             -
 Proceeds from maturity of investment
  securities - held to maturity                  500,000             -
 Purchase of investment securities -
  held to maturity                                     -             -
 Purchase of equity securities                         -    (   250,000)
 Premium paid for branch deposits            ( 2,000,000)             -

The accompanying notes are an integral part of these financial statements.


                         SOUTH BANKING COMPANY
                           ALMA,     GEORGIA
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                           Nine Months   Nine Months
                                           Ended         Ended
                                           September     September
                                           30, 2000      30, 1999

Cash Flows from Investing Activities:(con't)

Purchase of branch fixed assets             $( 1,200,000)  $          -
Purchase of CB Financial Corp stock                    -              -
Net purchase of branch loans and deposits    (   993,634)             -
Purchase of FHLB stock                                 -    (    29,900)

Net Cash Used in Investing Activities       $(20,036,648)  $(13,861,679)

Cash Flows from Financing Activities:

 Net increase(decrease)in demand
  deposits, NOW and money market            $( 1,535,390)  $( 3,965,508)
 Net increase(decrease)in savings
  and time deposits                           18,041,032      5,141,383
 Net increase(decrease)in borrowings           3,557,456    (   125,621)
 Dividends paid                                        -              -
 Redemptions of company stock                          -              -
 Increase(decrease)in federal
  funds sold                                 ( 1,140,000)             -
 Increase(decrease)note payable - FHLB         1,960,000    (    40,001)

Net Cash Provided (Used) From
 Financing Activities                       $ 20,883,098   $  1,010,253

Net Increase(Decrease)in Cash
 and Cash Equivalents                       $  2,754,289   $(10,423,914)

Cash and Cash Equivalents at
 Beginning of Period                          15,744,998     25,309,085

Cash and Cash Equivalents at
 End of Period                              $ 18,499,287   $ 14,885,171

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

       Basic earnings per share have been computed by dividing net income (the numerator) by the weighted average number of common shares (the denominator)for the period.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 applies to fiscal years beginning after December 15, 1997. South Banking Company is a four bank holding company operating primarily in Southeast Georgia. The primary purpose of the company is the delivery of financial services within its market. Each of the company's entities are part of the same reporting segment, whose operating results are regularly reviewed by management. Therefore, consolidated financial statements, as presented, fairly reflect the operating results of the financial services segment of our business.

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


                         SOUTH BANKING COMPANY
                         ALMA,         GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"), which established accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999; earlier application is permitted. The company does not hold or issue derivative instruments as defined by SFAS 133; and accordingly, it is the opinion of management that there will be no future impact from this recent accounting standard.

       On  July  31,  2000, Pineland Bank of Metter, Georgia  acquired certain branches of Flag, Inc. in Pineland's trade area. Pineland paid a $2,000,000 premium for the deposits of the branches and assumed the loans and fixed assets at book value, which approximates fair market value. All transactions of the acquired branches have been included since August 1, 2000, which was the date of transfer.



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

      The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at September 30, 2000 were considered satisfactory but on the lower level. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 2000, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities. During the three months ended September 30, 2000, total capital increased $697,103 to $17,934,355. This increase in capital resulted from net earnings of $619,783 and a decrease of $77,320 in unrealized gains on securities available for sale, net of taxes.

      At September 30, 2000, South Banking Company had no binding commitments for capital expenditures.

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



                         SOUTH BANKING COMPANY
                         ALMA,         GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (con't)

      Since the primary business activities of South Banking Company are conducted through its Banks, this discussion focuses primarily on the financial condition and operations of the Banks. Included in this discussion are forward looking statements based on management's current expectations. Actual results, however, may differ. Amounts and percentages used in this discussion have been rounded.

Earnings Summary

      Net income for the third quarter of 2000 was $619,783, down $59,811 from $679,594 in the third quarter of 1999. On a per share basis, earnings registered a similar decrease from $1.70 to $1.55. These levels of income represent annualized returns on average assets of 1.31% and 1.63%. respectively. Return on average equity also decreased from 18.21% to 14.69%. Details concerning the Company's results of operations are discussed in the following sections of this report.

      Net interest income for the third quarter of 2000 totaled $2,564,314, up $371,314 from $2,193,000 in the third quarter of 1999.

     Interest income is being impacted by the mix of assets, the level of earning assets, and the interest rate environment. Average earning assets for the quarter of $188.6 million, which includes the purchase of Flag's branches, are $38.1 million in excess of the third quarter 1999 average. These funds are primarily being invested in the loan portfolio. The rate environment and loan volume has caused loan income to increase $1,223,957 from $3,218,249 in the third quarter of 1999 to $4,442,206 in the third quarter of 2000. This increase reflects the volatile repricing of the Banks' substantial portfolio of one-year adjustable rate loans; however, the recent increases in the prime rate has begun to positively impact interest income.

      Interest expense, the other component of net interest income, increased $775,334 when compared to the third quarter of last year including the fact that the average balance of interest bearing liabilities was up $9.1 million. This is the result of higher interest rates. The overall cost of interest bearing liabilities for the quarter of 5.58% is 80 basis points higher than in the third quarter of 1999, reflecting several rate increases implemented in late 1999 and early 2000.



                         SOUTH BANKING COMPANY
                         ALMA,         GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Earnings Summary (con't)

      This combination of higher average balances and higher rates produced a net interest margin of 4.81% for the quarter, down from 5.22% in the third quarter of last year.

      The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $112,500 and $84,000 during the three months ended September 30, 2000 and 1999, respectively.

Noninterest Income

      Following is a comparison of noninterest income for the three months ended September 30, 2000 and 1999.

                                          Three Months    Three Months
                                          Ended          Ended
                                          September 30,   September 30,
                                          2000           1999

Service charges on deposits                $     441,659  $    401,246
Other service charges, commissions
 & fees                                          15,293         16,127
Other income                                     206,772       183,326

Total Noninterest Income                   $     663,724  $    600,699

     Total noninterest income for the three months ended September 30, 2000 was $63,025 higher than during the same period in 1999. The primary increase is related to additional computer processing income from nonaffiliated banks and brokerage services.

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



                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Noninterest Expense

      Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the third quarter of 2000 of $2,187,552 was $478,332 or 28.00% greater than during the third quarter of 1999.

      The majority of this increase was due to increased cost related to the new branch acquisition.

Income Taxes

      The Company's provision for income taxes, which totaled $308,203 in the third quarter of 2000 and $320,885 in the third quarter of 1999 includes both federal and state income taxes. The effective tax rates during the two periods were 33.2% in 2000 and 32.1% in 1999.

Financial Condition

      Average total assets during the third quarter of 2000 were $204,457,000, up from $166,277,174 from the third quarter of 1999. A detailed discussion of the Bank's financial condition and its various balance sheet components follows:

Loan Portfolio

      The loan portfolio, which represents South's largest asset, has increased during the third quarter by $20,844,483 to $165,881,539. Loans acquired in the Flag branch acquisition amounted to $19,031,599 of this increase. The increase from operations totaled $1,812,884. Competitive pressures from auto manufacturers and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types of loans. Management also believes that with the recent decline in the local farming economy, there exists little opportunity to expand and develop the agricultural loan portfolio; however, in the year since September 30, 1999, the loan portfolio has increased substantially. Commercial and real estate lending remains the largest part of the portfolio.

      The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of


                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION


Loan Portfolio (con't)

the amount recognized in the consolidated balance sheets. At September 30, 2000, commitments to extend credit, including unused lines of credit, totaled $23,880,000 while letters of credit totaled $440,000.

     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. The following table provides a summary of past due loans and nonperforming assets.

          Summary of Past Due Loans and Nonperforming Assets
                            (in thousands)

                                             -------September 30,-----
-
                                            2000           1999
                                                    (Unaudited)
     Loans past due 90 or more days
      still accruing interest               $       806   $       277

     Nonperforming assets:
      Nonaccruing loans                     $       862   $       790
      Other real estate owned                     1,408           180

                                            $     2,270   $       970

       Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers, and other factors. At September 30, 2000, the allowance for loan losses was $2,854,069 or 1.72% of gross loans. Given the inherent risk contained in the portfolio, including the nonaccrual loans described above as well as commitments to extend credit, this level is considered adequate. Management is not aware of any trends, uncertainties, or other information relating to the loan portfolio, which it expects will materially impact future operating results, liquidity, or capital resources.

      The provision for loan losses is a charge to earnings, which is made to maintain the allowance for loan losses at a significant level. The provision totaled $112,500 during the third quarter of 2000 and $84,000 during the third quarter of 1999.



                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Securities Portfolio and Federal Funds Sold

      The Banks' securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At September 30, 2000, the held to maturity portfolio totaled $247,300.

     Management attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At September 30, 2000, this portfolio had an estimated fair value of $18,527,524, $236,975 less than the amortized cost. Such deficit represents an unrealized loss.

      This portfolio is invested primarily in U.S. Treasury and agency obligations and tax exempt municipals. The treasury and agency portion of the portfolio, including agency backed mortgage securities, total $16,914,525 at quarter-end or 90.0% of the available for sale portfolio. Tax exempt municipals totaling $1,349,973 comprised 4.8%. The remainder of the portfolio, which totals $1,473,383, consists of bank holding company stock, Georgia Bankers Stock, and stock which the Company is required to hold for membership in the Federal Reserve Bank and the Federal Home Loan Bank.

      The Company has typically favored investments with maturities of five years or less which have known cash flow patterns. Such instruments typically provide greater safety, less market value fluctuation, and more simplified asset/liability issues. However, some callable securities and mortgage backed securities may be purchased from time to time for their increased yield.

      The  Company generally tries to minimize its involvement in  the overnight federal funds sold market, instead, relying on the continually maturing securities portfolio to provide the liquidity needed to fund loans or meet deposit withdraw demands. Nonetheless, at any given time, the execution of specific investing or funding strategies or normal fluctuations in deposit and loan balances may require the bank to sell or buy funds on an overnight basis. In addition, any daily excess funds are maintained in Federal Funds until demands on accounts are determined.



                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONNS


Deposits and Other Funding Sources

      Total deposits at September 30, 2000 of $187,679,453, which included $18,373,838 from the Flag acquisition, were up from their second quarter total of $166,287,083. Although the third quarter has traditionally not been a large growth period, deposits are well above the third quarter of 1999 totals of $147,165,820.

      Noninterest bearing deposits decreased $548,423 to $23,794,897 during the quarter. Interest bearing deposits increased $25,701,389 to $163,884,556 during the quarter. Increases were experienced primarily in certificates of deposit. The acquisition of Flag's branches accounted for $1,344,679 increase in noninterest bearing deposits and $17,029,189 of interest bearing deposits.

     In addition to deposits, the Bank may generate funding by the use of borrowing.

Impact of Inflation

      The consolidated financial statements and related data included in this report were prepared in accordance with generally accepted accounting principals, which require the Company's financial position and results of operations to be measured in terms of historical dollars, except for the available for sale securities portfolio. Consequently, the relative value of money generally is not considered. Nearly all of the Company's assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on the Company's performance than the effect of inflation.


                        SOUTH BANKING COMPANY
                          ALMA,     GEORGIA
                     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (27) Financial Data Schedule

               The registrant has not filed any reports on form 8-K during the nine-month period ended September 30, 2000.


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