Form 10-K
period 2000-12-31
SOUTH BANKING CO
filed 2001-04-02
CIK 351566

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

              For the fiscal year ended December 31, 2000
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

              Class                        Outstanding at  February  28,
2001
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

Item 1.  Business

      South Banking Company (the "Registrant") is a business corporation organized at the direction of Alma Exchange Bank & Trust ("Alma Bank") and Citizens State Bank ("Citizens Bank") (collectively, the "Banks") in 1980 under the Georgia Business Corporation Code. It was formed to obtain all the issued and outstanding shares of Common Stock of the Banks. Pursuant to the terms and provisions of a Plan of Reorganization and Agreement of Merger, dated as of January 13, 1981 and approved by the shareholders of the Banks on June 24, 1981, the Banks were reorganized into a holding company structure by merging the Banks with wholly-owned subsidiaries of the Registrant, which transaction was consummated on July
28, 1981. In connection with those mergers, the outstanding shares of Common Stock of the Banks were converted into shares of the Registrant at specified ratios and the Banks became wholly-owned subsidiaries of the Registrant. Pursuant to the terms and provision of an agreement of merger dated June 12, 1989 between South Banking and Georgia Peoples Bankshares, Inc. and approved by shareholders of Georgia Peoples on February 26, 1990, Georgia Peoples Bankshares and its subsidiary, Peoples State Bank, were merged into South Banking Company. In connection with the merger, the outstanding shares of Georgia Peoples
Bankshares were converted into shares of the Registrant at specified ratios. During 1993, South Banking Company formed Banker's Data Services, Inc. ("Banker's Data") for the purpose of handling all the computer functions of the banks. Operations began in April, 1994. South Banking entered into an agreement in October of 1995 to acquire all the stock of Pineland State Bank ("Pineland Bank") in Metter, Georgia. On January 11, 1996, the transaction was completed. On August 1, 2000, Pineland Bank acquired branches from Flag Inc. in Metter, Georgia, Cobbtown, Georgia, and Statesboro, Georgia.

      During 1998, Alma Bank formed South Financial Products, Inc. (SFP) as a vehicle to enter the financial services market and provide service to its customers. South Financial Products, Inc. offers a complete array of investment options including stocks, bonds, mutual funds, financial and retirement planning, tax advantaged investments and asset allocations. SFP offers securities through Unvest, a North Carolina based independent clearing firm. SFP is licensed and regulated through the National Association of Securities Dealers, the Securities and Exchange Commission and various state and federal banking authorities.

The maturing of the baby boomer generation is creating a market for asset management services. The Company expects growth in this department and anticipates that resulting fees will provide a stable stream of income.

The Banks

      The Banks operate full service banking business in Bacon, Appling, Candler, Tattnall, Bulloch, and Camden Counties, Georgia, providing such customary banking services as checking and savings accounts, various other types of time deposits, safe deposit facilities and money transfers. The Banks also finance commercial and agricultural transactions, make secured and unsecured loans, and provide other financial services to its customers. The Banks do not conduct trust activities. On December 31, 1999, Alma Bank and Peoples Bank ranked, on the basis of total deposits, as the 211th and 282nd largest banks among 345 banks in Georgia. Citizens Bank, one of five banking operations in Camden County, ranked the 318th largest bank among 345 banks in Georgia; and Pineland Bank, one of two banking operations in Metter, Georgia, ranked the 295th largest bank among 345 banks in Georgia, Sheshunoff's Banks of Georgia (2000 edition).

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

      At December 31, 2000, the Banks had correspondent relationships with 6 other commercial banks. These correspondent banks provide certain services to the banks such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for the services, the Banks maintain certain balances with its correspondents in noninterest bearing accounts.

Employees

     On December 31, 2000, the Registrant and its subsidiaries had 101 full-time and 11 part-time employees. The Registrant is not a party to any collective bargaining agreement and employee relations are deemed to be good.

Competition

      The  Banking  business is highly competitive.  The  Banks  compete primarily with other commercial banks operating in Bacon, Camden, Appling, Tattnall, Bulloch, and Candler Counties. In addition, the Banks compete with other financial institutions, including savings and loan associations, credit unions and finance companies and, to a lesser extent, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money-market mutual funds.

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

      The written policies of the Georgia Department of Banking and Finance (the "DBF") require that state banks in Georgia generally maintain a minimum ratio of primary capital to total assets of 6.0%. At December 31, 2000, the Banks were in compliance with these requirements. In addition, the DBF is likely to compute capital obligations in accordance with the risk-based capital rules while continuing to require a minimum absolute level of capital.

                                    7
      It is not anticipated that such minimum capital requirements will affect the business operations of the Banks. However, the Board, in connection with granting approval for bank holding companies to acquire other banks and bank holding companies or to engage in non-banking activities, requires bank holding companies to maintain tangible capital ratios at approximate peer group levels. This requirement can result in a bank holding company maintaining more capital than it would otherwise maintain. At the present time, South Banking Company's tangible primary capital ratios are equal or above their peer group level.

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

      On August 8, 1995, the FDIC lowered the BIF premium for "healthy" banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On November 14, 1995, the FDIC again lowered the BIF premium for "healthy" banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). All of the Subsidiary Banks are insured under the BIF fund and it is expected that they will be required to pay only the legally required annual minimum payments during 2001.

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

      On November 12, 1999, the Gramm-Leach-Bliley Act ("the Act"), formerly known as the Financial Modernization Act was enacted. The new statute is the most sweeping financial services legislation enacted in decades. It repeals depression-era laws and eliminates the barriers preventing affiliations among banks, insurance companies, and securities firms. Key provisions to the Act are summarized in the following paragraphs.

      Repeal of the Glass-Stegall Act - At its core, the Act repeals, effective 120 days after enactment, the anti-affiliation provisions in sections 20 and 32 of the Banking Act of 1933 (also known as the Glass-

Stegall Act) and amends provisions in the Bank Holding Company Act of 1956 to permit financial companies to offer a broad array of banking, insurance, securities, and other financial products, either through financial holding companies ("FHCs") or through operating subsidiaries qualifying under the Act.

     In general, Congress decided to preserve the Federal Reserve's role as the umbrella supervisor for holding companies. The Board will work, however, within a system of functional regulation designed to take advantage of the traditional strengths of the federal and state financial supervisors. In addition, the legislation establishes a mechanism for coordination between the Federal Reserve and Treasury regarding the approval of new financial activities for both holding companies and national bank financial subsidiaries.

       Banking organizations are prohibited under the Act from participating in new financial affiliations unless their depository institution subsidiaries are well capitalized and well managed. Regulators are required to address any failure to maintain safety and soundness standards in a prompt manner. In addition, regulators must prohibit holding companies from participating in new financial affiliations if, at the time of certification, any insured depository affiliate had received a less than "satisfactory" Community Reinvestment Act ("CRA") rating at its most recent examination.

      Affiliation Authority - The Act amends section 4 of the Bank Holding Company Act ("BHCA") to provide a new framework for engaging in new financial activities. Those bank holding companies ("BHCs") that qualify to engage in the new financial activities are designated as financial holding companies ("FHCs"). New provisions of the BHCA permit BHCs that qualify as FHCs to engage in activities, and acquire companies engaged in activities that are financial in nature or incidental to such financial activities. FHCs are also permitted to engage in activities that are "complementary" to financial activities if the Board of Governors of the Federal Reserve Bank ("FRB Board") determines that the activity does not pose a substantial risk to the safety or soundness of the institution or the financial system in general.

      The FRB Board may act by either regulation or order in determining what activities are financial in nature, incidental to financial in nature, or complementary. In doing so, the FRB must notify the Treasury of requests to engage in new financial activities and may not determine that an activity is financial or incidental to a financial activity if Treasury objects.

      Furthermore, Treasury may propose that the Board find a particular activity financial in nature or incidental to a financial activity. The Act establishes a similar procedure with regard to the Treasury's (acting through the Office of the Comptroller of the Currency ("OCC")) determination of financial activities and activities that are incidental to financial activities for subsidiaries of national banks. Congress intends for the Federal Reserve and Treasury to establish a consultative process that will negate the need for either agency to veto a proposal of the other agency.

      Federal Home Loan Bank Reform - The Act reforms the Federal Home Loan Bank System, including greatly expanding the collateral that a community bank can pledge against FHLB System advances, thus giving smaller banks access to a substantial new liquidity source. FHLB members under $500 million in assets can now pledge small business and agricultural loans (or securities representing a whole interest in such loans) as collateral for advances.

      Privacy - The Act imposes a number of new restrictions on the ability of financial institutions - read as any entity offering financial products, including banks, insurance companies, securities houses, and credit unions - to share nonpublic personal information with nonaffiliated third parties. Specifically, the bill:

  requires financial institutions to establish privacy policies and disclose them annually to all their customers, setting forth how the institutions share nonpublic personal financial information with affiliates and third parties directs regulators to establish regulatory standards that ensure the security and confidentiality of customer information permits  customers  to  prohibit  ("opt  out"of  permitting)  such
  institutions   from  disclosing  personal  financial  information   to
  nonaffiliated third parties

  prohibits transfer of credit card or other account numbers to third-party marketers

  prohibits  pretext  calling  (that  is,  makes  it  illegal   for
  information brokers to call banks to obtain customer information with the intent to defraud the bank or customer)

  protects stronger state privacy laws, as well as those not "inconsistent" with these Federal rules requires the Treasury and other Federal regulators to study the appropriateness of sharing information with affiliates, including considering both negative and positive aspects of such sharing for consumers.

     The bill also imposes an affirmative obligation on banks to respect their customers' privacy interests. Language protects a community bank's ability to share information with third parties selling financial products (for example, insurance or securities) to bank customers. Community banks can thus continue such sales practices without being subject to the opt-out provisions contained elsewhere in the legislation.

      Bankruptcy Legislation - Although proposed bankruptcy legislation is not finalized and signed into law, it appears that the final legislation may assist in reducing the number of voluntary liquidation bankruptcies. This legislation may be of long-term benefit to financial institutions and other creditors.

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

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIALS

A. The condensed average balance sheets for the periods indicated are presented below.
                               Year Ended    Year Ended    Year Ended
                                December 31,   December 31,  December  31,
2000                           1999              1998
ASSETS                                       (In Thousands)
Cash and due from banks        $    6,283     $    7,836              $    5,736
Cash in bank - interest bearing       822          1,355         1,411
Taxable investment securities      16,884         15,905        15,285
Nontaxable investment securities    1,613          1,825         1,945
Others                              1,487          1,435           932
Federal funds sold and securities
 purchased under agreements to
 resell                             9,945          8,757        11,354
Loans - net                       148,195        121,166       111,239
Other assets                       10,762          8,031         8,625

Total Assets                   $  195,991     $  166,310    $  156,527

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: Demand - non-interest
           bearing             $   22,444     $   20,341    $   20,209
     Demand - interest bearing     24,959         23,777        22,732
     Savings                       11,122         10,674         9,048
     Time                         114,026         92,406        86,113
Total Deposits                 $  172,551     $  147,198    $  138,102
Federal funds purchased                114            55             -
Other borrowed funds                 4,518         3,087         3,380
Other liabilities                    1,768           962         1,694

Total Liabilities               $  178,951    $  151,302    $  143,176
Shareholders' equity                17,040        15,008        13,351

Total Liabilities and
 Shareholders' Equity           $  195,991    $  166,310    $  156,527


B.  Interest  Rates.  The tables below show for the periods indicated
    the  average  amount  outstanding  for   major   categories    of
    interest

    earning   assets  and  interest  bearing  liabilities;  the  average interest rates earned or paid; the interest income and expense earned or paid thereon; net interest earnings and the net yield on inteest-earning assets.
                                     Year Ended December 31, 2000
                               Average        Yield/
                               Balance        Interest       Rate
ASSETS                                        (In Thousands)
Cash in banks - interest
 bearing                        $      822    $       53          6.44%
Loans                             148,195        16,604         11.20
Taxable investments                 16,884         1,021          6.05
Non-taxable investments              1,613            79          4.90
Other                                1,487            73          4.91
Federal funds sold and
 securities purchased
 under agreements to resell          9,945           623          6.26
Total Interest-Bearing
 Assets                         $  178,946    $   18,453         10.31%

LIABILITIES
Demand - interest bearing       $   24,959    $      648          2.59%
Savings deposits                    11,122           359          3.23
Other time deposits                114,026         7,115          6.24
Other borrowing                      4,518           448          9.91
Federal funds purchased                114             8          7.02
Total Interest-Bearing
 Liabilities                    $  154,739    $    8,578          5.54%

Net interest earnings                         $    9,875
Net yield on interest earning assets                              4.77%

                                     Year Ended December 31, 1999
                               Average        Yield/
                               Balance        Interest       Rate
ASSETS                                            (In    Thousands)
Cash in banks - interest bearing$    1,355     $      78          5.75%
Loans                              121,166        12,859         10.61
Taxable investments                 15,905           936          5.88
Non-taxable investments              1,825            87          4.77
Other                                1,435            96          6.68
Federal funds sold and
 securities purchased under
 agreements to resell                8,757           462          5.28
Total Interest-Bearing
 Assets                         $  150,443     $  14,518          9.65%

LIABILITIES
Demand - interest bearing       $   23,777     $     633          2.66%
Savings deposits                    10,674           352          3.30
Other time deposits                 92,406         5,037          5.45
Other borrowing                      3,087           236          7.65
Federal funds purchased                 55             3          5.45
Total Interest-Bearing
 Liabilities                    $  129,999     $   6,261          4.82%

Net interest earnings                          $   8,257
Net yield on interest earning assets                              4.83%

                                      Year Ended December 31, 1998
                               Average        Yield/
                               Balance        Interest       Rate
ASSETS                                        (In Thousands)
Cash in banks - interest
 bearing                       $     1,411    $       82          5.81     %
Loans                              111,239        12,152         10.92
Taxable investments                 15,285           936          6.12
Non-taxable investments              1,945            92          4.73
Other                                  932            57          6.11
Federal funds sold and
 securities purchased
 under agreements to resell         11,354           601          5.29
Total Interest-Bearing
 Assets                        $   142,166   $    13,920          9.79%

LIABILITIES
Demand  -  interest bearing      $    22,732   $        678           2.98
%
Savings deposits                     9,048           288          3.18
Other time deposits                 86,113         5,164          5.99
Other borrowing                      3,380           262          7.75
Federal funds purchased                  -             -             -
Total Interest-Bearing
 Liabilities                   $   121,273   $     6,392          5.27%

Net interest earnings                        $     7,528
Net yield on interest earning assets                              4.52%

(1) Note: Loan fees are included for rate calculation purposes. Loan fees included in interest amounted to approximately $999,520 in 2000, $892,522 in 1999 and $810,462 in 1998. Non
accrual loans have been included in the average balances.

C. Interest Differentials. The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.


2000 Compared to 1999
                                    Increase (Decrease) Due to (1)
                               Volume         Rate          Change
Interest earned on:                       (In Thousands)
Cash in banks - interest
 bearing                       $(       31)  $        6    $(       25)
Loans                                2,867          878          3,745
Taxable investments                     57             28             85
Nontaxable investments         (       10 )           2     (        8)
Other                                   3     (      26               )(
23                                      )
Federal funds sold and
 securities purchased under
 agreement to resell                    63           98            161

Total Interest-Earning Assets  $     2,949   $      986    $     3,935


2000 Compared to 1999 (Con't)

                                     Increase (Decrease) Due to (1)
                                Volume        Rate          Change
                                            (In Thousands)
Interest paid on:
 NOW deposits                   $       31   $(      16              )15
 Savings deposits                       14    (       7        )      7
     Other    time    deposits                    1,178              900
2,078
 Other borrowing                       109          103           212
     Federal    funds    purchased                    3                2
5

Total Interest-Bearing
 Liabilities                    $    1,335   $      982    $     2,317

Net Interest Earnings           $    1,614                  $         4$
1,618

(1) (1) The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to average balances outstanding in the later year.

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
597


Interest paid on:
 NOW deposits                  $        31  $(       76              )$(
45                                       )
 Savings deposits                       52          12              64
 Other time deposits                  372    (      499)    (      127)
  Other borrowing              (        23)   (        3)    (        26
)
   Federal  funds  purchased                  3                        -
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


II.  INVESTMENT PORTFOLIO

A. Types of Investments The carrying amounts of investment securities at the dates indicated are summarized as follows:

                               Year Ended    Year Ended   Year Ended
                               December 31,  December 31, December 31,
                               2000          1999         1998
                                             (In Thousands)
U. S. Treasury and other
 U. S. government agencies
 and corporations              $    18,449   $    16,292   $    14,750
State and political
 subdivisions (domestic)             1,529         1,714         1,959
Mortgage backed securities             399          502            732
Equities                              465           545            300

Totals                         $    20,842   $    19,053   $    17,741

B. Maturities The amounts of investment securities in each category as of December 31, 2000 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, (4) after ten years.

                  U. S. Treasury
                  and Other U. S.
                  Government        State
                  Agencies and      and Political     Mortgage Backed
                  Corporations      Subdivisions      Securities
                            Average          Average
                            Yield            Yield             Average
                 Amount     (1)     Amount   (1)(2)   Amount   Yield
                                       (In Thousands)
Maturity:
One year or less  $  2,391    5.64%  $  400     6.47% $  113     6.02%
After one year
 through five years 15,808    6.12      506    7.58        -        -
After five years
 through ten years     250   7.05       158    8.15        -       -
After ten years          -      -      464    8.55       285     8.13

Totals              $  18,449     6.07%  $  1,528      7.64%   $     398
7.53                     %


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

                               Year Ended    Year Ended     Year Ended
                                December 31,   December 31,  December 31
,
                                   2000             1999               1998
(In Thousands)
Commercial, financial and
 agricultural                   $   42,973    $   34,607    $   29,889
Real estate - mortgage              81,314        62,829        58,005
Real estate - construction           7,646        13,413         7,909
Installments                       31,294         21,433        19,157
                                $  163,227    $  132,282    $  114,960
Less - Unearned income                 253           216           154
       Reserve for possible
        losses                       2,728         2,169         1,971

Total Loans                     $  160,246    $  129,897    $  112,835
                                      21

B. Maturities and Sensitivity to Changes in Interest Rates The amount of total loans by category outstanding as of December 31, 2000 which, based on remaining repayments of principal, are due in (1) one year or less, (2) more than one year but less than five and (3) more than five years are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.


                                  Maturity Classification
                                 Over One
                   One Year      Through       Over
                   or Less       Five Years    Five Years    Total
Types of Loans                       (In Thousands)
Commercial,
 financial and
 agricultural       $   34,507    $    7,233     $   2,240    $ 43,980
Real estate
 mortgage               50,280        17,963        11,555       79,798
Real estate
 construction            5,663           393         1,590        7,646
Installment             14,824        13,203         2,340       30,367

Total loans due
 after one year
 with:
 Predetermined
  interest rate                       28,746
 Floating interest
  rate                                27,471


C.   Nonperforming  Loans  The following table presents,  at  the  dates
indicated,  the  aggregate  amounts  of  nonperforming  loans  for   the
categories indicated.

                               Year Ended    Year Ended    Year Ended
                                December 31,  December 31,  December 31     ,
                               2000          1999          1998
                                             (In Thousands)
Loans accounted for on a
 non-accrual basis              $      876    $      422   $       557

Loans contractually past
 due ninety days or more
 as to interest or principal
 payments                              734           419           492

Loans, the terms of which
 have been renegotiated to
 provide a reduction or
 deferral of interest or
 principal because of a
 deterioration in the financial
 position of the borrower                8            29            37

C. Nonperforming Loans - (con't)

                                Year  Ended      Year  Ended     Year
Ended
                               December 31,   December 31,  December 31,
                               2000           1999          1998
                                              (In Thousands)
Loans now current about which
 there are serious doubts as
 to the ability of the borrower
 to comply with present loan
 repayment terms                         -             -             -

      Loans are placed on non-accrual basis when loans are past due ninety days or more. Management can elect not to place loans on non-accrual status if net realizable value of collateral is sufficient to cover the balance and accrued interest.

D. Commitments and Lines of Credit The banks provide commitments and lines of credit to their most worthy customers only. Commitments are for short terms, usually not exceeding 30 days, and are provided for a fee of 1% of the amount committed. Lines of credit are for periods extending up to one year. No fee is usually charged with respect to the unused portion of a line of credit. Interest rates on loans made pursuant to commitments or under lines of credit are determined at the time that the commitment is made or line is established.

E. Rate Sensitivity Analysis

                         SOUTH BANKING COMPANY
                           DECEMBER 31, 2000


+-----------------------Interest Sensitive--------------------+
                             0 -        91 -       1 to 3
                             90 Day     365 Days   Years
                                   (Thousands of Dollars)
Earning Assets:
 Loans                      $  79,809  $  16,883  $  33,668
 Investment securities            399      2,791     12,984
 Interest bearing deposits        349        377          -
 Federal funds sold and
  securities purchased under
  agreement to resell          14,693          -          -

Total Earning Assets        $  95,250  $  20,051  $  46,652

Supporting Sources of Funds
 Savings                    $  11,326  $       -  $       -
 Money market and NOW          27,405          -          -
 Other time deposits           23,306     58,527      9,331
 CD's - $100,000 or more        7,172     27,005      3,392
 Other borrowings               6,236      1,027          -
 Federal funds purchased            -          -          -

Total Interest Bearing
Deposits                    $  75,445  $  86,559  $  12,723

Demand deposits and other funds
 supporting earning assets -
 non interest earning       $       -  $       -  $       -
Total Supporting Sources
of Funds                    $  75,445  $  86,559  $  12,723

Interest Sensitive - interest
 earning assets less interest
 bearing liabilities        $  19,805  $( 66,508)  $  33,929

Cumulative interest rate
 sensitivity gap            $  19,805  $( 46,703)  $( 12,774)

Interest rate sensitivity gap
ratio                            1.26       .23       3.66

Cumulative interest rate sensitivity
 gap ratio                       1.26        .71        .93



+-----------------------Interest Sensitive--------------------+
                             3 to 5    5 Years +
                             Years     Over      Total
                                   (Thousands of Dollars)
Earning Assets:
 Loans                     $   14,881 $   17,987  $ 163,228
 Investment securities          3,330        872    20,376
 Interest bearing deposits         99          -        825
 Federal funds sold and
  securities purchased under
  agreement to resell               -          -     14,693

Total Earning Assets        $  18,310  $  18,859  $ 199,122

Supporting Sources of Funds
 Savings                    $       -  $       - $   11,326
 Money market and NOW               -          -     27,405
 Other time deposits              532        384     92,080
 CD's - $100,000 or more            -          -     37,569
 Other borrowings                   -          -      7,263
 Federal funds purchased            -          -         -

Total Interest Bearing
Deposits                    $     532  $     384  $ 175,643

Demand deposits and other funds
 supporting earning assets -
 non interest earning       $       -  $       -  $  24,299

Total Supporting Sources of
Funds                       $     532  $     384  $ 199,942

Interest Sensitive - interest
 earning assets less interest
 bearing liabilities        $  17,778 $  18,475  $(    820)

Cumulative interest rate
 sensitivity gap            $   5,004 $  23,479   $(    820          )

Interest rate sensitivity gap
ratio                           34.42          -        1.0

Cumulative interest rate sensitivity
 gap ratio                       1.02       1.14        1.0


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

                              Year Ended    Year Ended      Year Ended
                              December 31, December 31,     December 31,
                              2000         1999             1998
                                           (In Thousands)
A.  Average amount of loans
     outstanding              $   148,195   $   121,166     $   111,239
B.  Balance of reserve for
     possible loan losses at
     beginning of period      $     2,169   $     1,971     $     1,822
C.  Loans charged off:
     Commercial, financial
      and agricultural        $       274   $       149     $        10
     Real estate - mortgage           127            67                    75
     Installments                     263           217             172

                              $       664   $       433     $       257
D.  Recoveries of loans
     previously charged off:
     Commercial, financial
      and agricultural        $        83   $         2     $        20
     Real estate                       29            31              2
     Installment                       99            95             98

                              $       211   $       128    $       120
E.  Net loans charged off
     during period            $       453   $       305    $       137
    Additions to reserve
     charged to operating
     expense during period (1)$       424   $       503    $       286
    Addition from bank
     acquisition                      588             -              -
                              $     1,012   $       503    $       286
F.  Balance of reserve for
     possible loan losses at
     end of period            $     2,728   $     2,169    $     1,971
G.  Ratio of net loans charged
     off during the period to
     average loans outstanding        .31           .25            .12

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

V.  Deposits

A. Average deposits, classified as demand deposits, savings deposits and time certificates of deposit for the periods indicated are presented below:

                               Year Ended    Year Ended    Year Ended
                               December 31,  December 31, December 31,
                               2000          1999          1998
                                           (In Thousands)
     Demand deposits            $   22,444   $    20,341   $    20,209
     NOW deposits                   24,959        23,777        22,732
     Savings deposits               11,122        10,674         9,048
     Time certificates of
      deposits                     114,026        92,406        86,113

     Total Deposits             $  172,551   $   147,198   $   138,102


     B. The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

     Three months or less                                   $    7,183
     Over three through twelve months                           26,995
     Over twelve months                                          3,392

     Total                                                  $   37,570

VI.  Return on Assets and Shareholders' Equity

         The following rate of return information for the periods indicated is presented below:

                               Year Ended    Year Ended     Year Ended
                               December 31,  December 31,   December 31,
                               2000          1999           1998
Return on assets (1)                 1.35%         1.28%         1.23%
Return on equity (2)                 15.53        14.18         14.45
Dividend payout ratio (3)            10.57        12.20          12.20
Equity to assets ratio (4)           8.69          9.02           9.02

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

      Pineland Bank also has three branches and an operation center. The branch in Metter, Georgia is a limited service drive-in facility containing approximately 500 square feet and is situated on land covered by a long term lease. Pineland Bank acquired the operation center which contains approximately 12,853 square feet of useable space and is situated on .17 acres of land from Flag, Inc., in year 2000. This facility is partially rented with Pineland using the down-

stairs. A building acquired in the Flag acquisition houses the branch in Cobbtown, Georgia. This facility consists of a 3,396 square foot building on a 90 x 120 ft. lot. A building in Statesboro, Georgia is leased to accommodate a small branch. This lease is renewed on an annual basis.

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

Part II.

Item  5.   Market  for  the  Registrant's Common  Stock  and  Related
Security          Holder Matters

      There is no public market for the common stock of South or the Banks. The last known selling price of South's common stock, based on information available to South's management, was $12.00 per share on August 4, 2000. As of March 1, 2001, the Company had 471 shareholders with 399,500 shares outstanding.

     For the years ended December 31, 2000, 1999 and 1998, South paid cash dividends of $279,628 or $.70 per share, $259,675 or $.65 per share, and $259,675 or $.65 per share, respectively. These dollars equate to dividend payout ratios (dividends declared divided by net income) of 10.57%, 12.20% and 13.46% in 2000, 1999 and 1998, respectively. Certain other information concerning dividends and historical trading prices is set forth below:

                     QUARTERLY COMMON STOCK DATA

      Set forth below is information concerning high and low sales prices by quarter for each of the last two fiscal years and dividend information for the last two fiscal years. The Company's common stock is not traded on any established pubic trading market. The Company acts as its own transfer agent, and the information concerning sales prices set forth below is derived from the Company's stock transfer records. As of December 31, 2000, there were 471 shareholders of record.
                                                  SALES   PRICES   BY
QUARTER
                                                 High        Low
     Fiscal Year 2000
     First Quarter                                $12.00      $12.00
     Second Quarter                                    -           -
     Third Quarter                                 12.00       12.00
     Fourth Quarter                                    -           -
                                    28

                                                SALES PRICES BY QUARTER
                                                  High          Low
     Fiscal Year 1999
     First Quarter                                $12.00        $12.00
     Second Quarter                                12.00         12.00
     Third Quarter                                 12.00         12.00
     Fourth Quarter                                12.00         12.00

                                               DIVIDENDS PAID PER SHARE
     Fiscal Year                                  2000          1999
     March 31                                     $  .00           .00
     June 30                                         .00           .00
     September 30                                    .00           .00
     December 31                                     .70           .65

Item 6.  Selected Financial Data

                                  Years Ended December 31,
                  2000      1999         1998      1997      1996
                                      (In Thousands)
Total Assets       $ 220,450 $ 173,807   $ 164,890 $ 149,895 $132,291

Operations:
 Interest income   $  18,454 $  14,518   $  13,920 $  12,328 $ 11,107
 Interest expense      8,578     6,261       6,392     5,387    4,823
Net Interest
 Income            $   9,876 $   8,257   $   7,528 $   6,941 $  6,284
Provision for
 loan losses             424       503         286       179      202
Net interest
 income after
 provision for
 loan losses       $   9,452 $   7,754   $   7,242 $   6,762 $  6,082
Other income       $   2,718 $   2,298   $   1,905 $   1,569 $  1,596
Other expenses     $   8,302 $   6,906   $   6,387 $   6,017 $  5,586
Income before
 income taxes      $   3,868 $   3,146   $   2,760 $   2,314 $  2,092
Federal income
 taxes                 1,222     1,017         831       768      662
Net income before
 extraordinary
 items             $   2,646 $   2,129   $   1,929 $   1,546 $  1,430
Extraordinary
 items             $       - $       -   $       - $       - $      -
Net income         $   2,646 $   2,129   $   1,929 $   1,546 $  1,430

Per Share Data:
 Income after
  extraordinary
  items            $    6.62 $    5.33   $    4.83 $    3.86 $   3.54
 Net income        $    6.62 $    5.33   $    4.83 $    3.86 $   3.54
 Dividends
  declared         $     .70 $     .65   $     .65 $     .60 $    .55
 Book value        $   45.73 $   39.57   $   35.56 $   31.28 $  27.72

Item 6.  Selected Financial Data (con't)

Years Ended December 31,
                  2000       1999       1998      1997      1996
                                     (In Thousands)
Profitability Ratios
 Net income to
 average total
   assets                 1.35%        1.28           %       1.23         %
1.13                       %      1.14%
Net income to average
 stockholders'
 equity              15.52%      14.18%  $   14.45 $   13.06 $  13.29
Net interest
 margin                4.77%      4.83%  $    4.52 $    5.18 $   4.86


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

      South's total assets increased to $220,450,038 at year end 2000 from $173,807,421 at year end 1999. This increase of $46,642,617 includes $21,016,182 of assets acquired in the Flag branch acquisitions. The internal generated growth of $25,626,435 represents a 14.7% increase in 2000 compared to 5.4% increase in 1999. This increase is attributable to normal growth within the banking area with limited entry into competitive situations for large deposits. Due to the increased competition in certain markets, the net interest margins have declined. The net interest margin is not anticipated to change much in 2001 as the effect of the new competition and stock market has leveled off. However, continued decreases in the prime rate could impact the margins. The interest rate sensitivity analysis, which is a part of this report, gives some indication of the repricing opportunities of South. The gap ratios for the first twelve months are outside the limits established by the Bank as ideal, however, the current interest rates are not favorable to customers purchasing certificates in excess of twelve months. Loan demand continues to be strong with loans increasing $12,536,784 in 2000. The banks continue to look for good quality loans as loans represent the highest yielding asset on the Bank's books. The rural economy of the Banks' market area has been stable prior to 1998. The Banks have noticed some decline began in 1999 and 2000 in the overall economy, and especially in the agricultural and timber industries. While the Banks are not heavy into these industries, the decline in these areas have impacted the overall economy. Classified loans for regulatory purposes remain at low levels and, despite the problem in the local economies, do not represent any trend or uncertainties which management reasonably expects will materially impact future operating results, liquidity of capital resources, or represents material credits about which management is aware that causes management to have serious doubts as to the ability of such borrowers to comply with the loan payment terms.

      South's investment portfolio, including certificates of deposits in other banks, increased from $19,922,578 to $21,667,660. The small increase of $1,745,082 from operations is an indication of the loan demand of the banks and the desire of the banks to utilize the assets of South in the highest yielding manner available to the banks without creating liquidity problems. South has maintained adequate federal funds sold and investments available for sale to sufficiently maintain adequate liquidity. South's securities are primarily short term of three years or less in maturity, enabling South to better monitor the rate sensitivity of these assets. Unrealized gain and losses on this portfolio is not material to the statement as South maintains a slight unrealized loss of $131,541.

      As the primary source of funds, aggregate deposits increased by $21,505,401 in 2000 compared to $6,810,030 in 1999. This represents a
14.07% increase for the year compared to a 4.66% increase in 1999. This illustrates the efforts of the banks to maintain good core deposits. However, most of the growth was from the higher paying time certificates. One of the markets experienced new competition in 1998 which continues to have some impact on time certificate rates.

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

     Interest rate sensitivity varies with different types of interest-earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to prime differ considerably from long-term investment and fixed rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest sensitive than passbook savings and long-term capital notes. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earning assets over interest-bearing liabilities. An interest rate sensitivity table is included elsewhere in this document, and it shows the interest sensitivity gaps for different time intervals as of December 31, 2000. The first 30 days there is an excess of interest-bearing assets over interest-bearing liabilities. South becomes more sensitive to interest rate fluctuations on a short time period. While the cumulative gap declines with each time interval, South remains within a manageable position.

     Marketable investment securities, particularly those of shorter maturities, and federal funds sold are the principal sources of asset liquidity. Securities maturing in one year or less amounted to $2,905,273 and federal funds sold net of federal funds purchased with daily maturities amounted to $14,693,000 at year end 2000, an increase from prior years as deposit growth exceeded loan demand. Maturing loans and certificates of deposits in other banks are other sources of liquidity.

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

Loans and Asset Quality

      Management of the Company believes that the loan portfolio is adequately diversified. Commercial loans are spread through numerous types of businesses with no particular industry concentrations. Loans to individuals are made primarily to finance consumer goods purchased. At December 31, 2000, total loans, net of unearned discounts, were 81% of total earning assets. Loans secured by real estate accounted for 54% of total loans as of December 31, 2000. Most of the loans classified as real estate-mortgage are commercial loans where real estate provides additional collateral. The Banks do not participate in the secondary loan market.
                                    33

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

Distribution of Nonperforming Assets
                                           2000      1999    1998
                                                 (In Thousands)
Nonaccrual loans                           $   876   $   442   $   557
Past due 90 days still accruing                734       419       492
Other real estate (ORE)                        725       168       163

                                           $ 2,335   $ 1,029   $ 1,212
Nonperforming loans to year
 end loans                                     .99         %       .65
%                                    .91         %
Nonperforming assets to year
 end loan and ORE                              1.42%     .78         %
1.05                                   %

      The ratio of nonperforming assets has increased each year from 1994 to 1997. However in 1998 and 1999, a slight decrease occurred as 90 days past dues declined. During 2000, the economy in the banks' market area declined with certain loans deteriorating to nonperforming status. Management continues to work on nonperforming assets to reduce this ratio.

Asset-Liability Management and Market Risk Sensitivity

      Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its inherent rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.
                                    34

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

     The Banks' goal is to minimize interest rate risk between interest bearing assets and liabilities at various maturities through its Asset-
Liability Management (ALM). ALM involves managing the mix and pricing of assets and liabilities in the face of uncertain interest rates and an uncertain economic outlook. It seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity. The process provides a framework for determining, in conjunction with the profit planning process, which elements of the Company's profitability factors can be controlled by management. Understanding the current position and implications of past decisions is necessary in providing direction for the future financial management of the Company. The Company uses an asset-liability model to determine the appropriate strategy for current conditions.

      Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap (GAP) is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company's rate sensitive assets are those repricing within one year and those maturing within one year. Rate sensitive liabilities include insured money market accounts, savings accounts, interest-bearing transaction accounts, time deposits and borrowings. The profitability of the Company is influenced significantly by management's ability to manage the relationship between rate sensitive assets and liabilities. At December 31, 2000, approximately 58% of the Company's earnings assets could be repriced within one year compared to approximately 92% of its interest-bearing liabilities. This compares to 64% and 93% in 1999.

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

Results of Operations

                          2000 Compared to 1999

      Net interest income remains an effective measurement of how well management has balanced South's interest rate sensitive assets and
liabilities.   Net  interest  income  increased  by  $1,619,133.    The
increase   of  25.8%,  which  included  the  results  of   the   branch
acquisitions, compared to a 9.68% increase in 1999. The primary determinants of the increase were loans and time deposits. As loan demand increases, funds are channeled into higher yielding loans. Management continues its policy of not soliciting high interest deposits and was able to maintain stable cost of funds. The growth of assets and liabilities was primarily the reason for the increase as net interest yield decreased slightly to 4.77% from 4.83%. With the low interest rate currently in the market and South's current rate gap, South will continue its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South will attempt to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities although this remains difficult without rate adjustments upward.

      Interest and fees on loans increased $3,744,981 or 29.13% in 2000 from 1999 due to rate increases of 59 basis points and loan growth of 23.8% in 2000. Interest on investment securities increased $53,083 or 4.8% in 2000 from 1999 due to a slight increase in the yield in investments as rates have increased slightly. Interest income on federal funds sold increased $160,488 or 34.7% due to higher average balances invested and higher rates.

      Total interest expense increased 37% or $2,316,587 from 1999 to 2000. The largest component of total interest expense is interest expense on deposits, which increased $2,109,540 or 35.1% from 1999 to 2000 due to a rate increase and growth in deposits. The average rate paid on deposits was 5.54%, 4.82% and 5.27% in 2000, 1999 and 1998, respectively.

      The  allowance  for  possible loan losses is established  through
charges  to  expense in the form of a provision for loan  losses.   The
provision for loan losses was $424,000 and $503,000, respectively, for the years ended December 31, 2000 and 1999. The provision in 2000 reflects replenishing the allowance for loan losses to cover net charge-offs of $452,964, plus providing for the increase in total loans outstanding. The allowance for loan losses to total loans outstanding is 1.67% at December 31, 2000. Net charge-offs to average loans are
 .31% for 2000 as compared to 0.25% for 1999.

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

Non-Interest Income

      Non-interest income for 2000 increased by $420,249 or 15.5% over 1999, as compared to an increase in 1999 of $392,788 or 20.6% over 1998. These increases generally resulted from increased activity in data processing, financial services and service charges on deposits. A significant contributor to non-interest income is service charges on deposit accounts which increased 24.2%. Management views deposit fee income as critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities ensure that the Company realizes the maximum contribution to profits from this area. The addition of the branch acquisition contributed to the increase in fees.

Non-Interest Expense

      Non-interest expenses totaled $8,301,997 in 2000 as compared to $6,905,856 in 1999. This represented an 20.2% increase from 1999 to 2000, and a 8% increase from 1998 to 1999. The overall increases during the year were attributable to growth in all geographic markets, and includes operations of branches acquired during the year. Salaries and other personnel expenses, which comprised 51% of total non-interest expenses for 2000, were up $535,840 or 14.5% over 1999 due to normal salary increases, benefit cost increases, and increased personnel due to two new branches. During 1999 and 1998, salaries and other personnel expenses accounted for 54% and 51% of total other operating expenses, respectively.

      Combined net occupancy and furniture and equipment expenses increased $298,051, or 25.4% from 1999 to 2000, as compared to an increase of $26,489, or 2.3% in 1999.

Income Taxes

      Income tax expense totaled $1,221,738 in 2000 as compared to $1,017,056 in 1999. The changes in net income tax expense for the years were due to changes in taxable income for each respective year. Taxable income is affected by net income, income on tax exempt investment securities and loans, and the provision for loan losses. For tax purposes, the Bank can only recognize actual loan losses. The Company works actively with outside tax consultants to minimize tax expenses.

Results of Operations

                        1999 Compared to 1998

      Net interest income remains an effective measurement of how well management has balanced South's interest rate sensitive assets and liabilities. Net interest income increased by $728,607. The increase of 9.68% compared to a 8.45% increase in 1998. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. Management continues its policy of not soliciting high interest deposits and was able to maintain stable cost of funds. The growth of assets and liabilities was only part of the reason for the increase as net interest yield increased to 4.83% from 4.52%. With the low interest rates in the market and South's interest rate gap, South continued its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, South attempted to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities although this is difficult without rate adjustments upward.

      Interest and fees on loans increased $706,985 or 5.82% from 1998 to 1999 due to loan growth of 15.1% in 1999. Interest on investment securities decreased $29,504 or 2.5% from 1998 to 1999 due to a reduction in the yield in investments as rates have increased slightly. Interest income on federal funds sold decreased $113,905 or 18.9% due to higher average balances invested.

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

      The allowance for loan losses is based on an in-depth analysis of the loan portfolio. Specifically included in that analysis are the following types of loans: loans determined to be of a material amount, loans commented on by regulatory authorities, loans commented on by internal and external auditors, loans past due more than 60 days, and loans on a nonaccrual status. The allowance for loan losses is not allocated to specific credit risk, but rather to the overall loan portfolio as the individual banks are relatively small and can be looked at as a whole. The overall loan portfolio remains of good quality, however, some deterioration was noted in the economy which reflects on the loan portfolio. The Banks have made provisions where necessary to reflect the overall quality of loans.

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


Non-Interest Expense

      Non-interest expenses totaled $6,905,856 in 1999 as compared to $6,386,678 in 1998. This represented an 8% increase from 1998 to 1999, and a 6% increase from 1997 to 1998. The overall increases during the year were due to growth in all geographic markets, which is evidenced by the growth in deposits of 4.7% from 1998 to 1999 and 11% from 1997 to 1998. Salaries and other personnel expenses, which comprised 54% of total non-interest expenses for 1999, were up $410,409 or 12.5% over 1998 due to normal salary increases, benefit cost increases, and increased personnel due to the one new branch. During 1998 and 1997, salaries and other personnel expenses accounted for 51% and 50% of total other operating expenses, respectively.

      Combined net occupancy and furniture and equipment expenses increased $26,489, or 2.3% from 1998 to 1999, as compared to an increase of $102,423, or 9.8%, in 1998.

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

      Interest  and fees on loans increased $1,382,418 or  12.83%  from
1997 to 1998 due to a loan growth of 7.9% in 1998. Interest on investment securities decreased $14,505 or 1% from 1997 to 1998 due to a reduction in the yield in investments as rates have declined in securities. Interest income on federal funds sold increased $208,034 or 53% due to higher average balances invested.

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

Regulatory Matters

      During the year 2000, federal and state regulatory agencies completed asset quality examinations at South's subsidiary banks. South's level and classification of identified potential problem loans was not revised significantly as a result of this regulatory examination process.

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

     Consolidated Balance Sheets - December 31, 2000 and 1999

     Consolidated Statements of Income and Other Comprehensive Income - Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flow - Years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

Item 9.  Disagreement on Accounting and Financial Disclosures

     Not applicable.

                                    43
Part III.

Item 10. Directors and Executive Officers of the Registrant

      The Directors and Executive Officers of the Registrant and their respective ages, positions with the Registrant, principal occupation and Common Stock of the Registrant beneficially owned as of March 1, 2000 are as follows:
                                                Director
                                              (Officer) of   # of shares
                           Position with        Registrator Owned
                           Registrant          of one of     Beneficiary
                           & Principal         the Banks    (Percent of
Name (Age)                 Occupation          Since        Class)
Paul T. Bennett (45)       President,          1978(1)(2)        19,000
                            Treasurer and             (3)      (  4.75%)
                            Director; Vice            (4)
                            Chairman and Director,
                            Citizens Bank; Vice
                            Chairman and Director,
                            Peoples State Bank &
                            Trust, Baxley, Georgia;
                            President Peoples Bank,
                            Lyons, Georgia; Director
                                          and President
                            Banker's Data Services;
                            Director, Alma Exchange
                            Bank and Trust;
                            Director, Chairman and
                            President Pineland
                            State Bank

Olivia Bennett (81)        Executive Vice      1969(1)(2)       188,959
                            President, Secretary      (3)     (  47.30%)
                            and Director; Chairman
                            and Director, Alma
                            Bank; Director,
                            Banker's Data Services;
                            Chairman of Board,
                            President, Citizens Bank;
                            Director, Peoples Bank

Lawrence Bennett (53)      President and       1987(1)(2)        13,698
                            Director, Alma            (4)       (  3.43    %)
                            Bank; Director,
                            Banker's Data Services;
                            Director, Peoples
                            Bank, Baxley; Director
                            Peoples Bank, Lyons
                           Director, Pineland State
                           Bank

Item 10. Directors and Executive Officers of the Registrant (Con't)

                                                Director
                                              (Officer) of   # of shares
                           Position with        Registrator Owned
                           Registrant          of one of     Beneficiary
                           & Principal         the Banks    (Percent of
Name (Age)                 Occupation          Since        Class)
Charles Stuckey (53)      Director; Executive     1990(3)           992
                           Vice President,                       (   .2    %)
                           Peoples Bank; Director,
                           Banker's Data Services

James W. Whiddon (56)      Director; Executive     1989(2)          279
                            Vice President and                  (    .1    %)
                            Director, Citizens
                            Bank; Director,
                            Banker's Data Services

Kenneth F. Wade (58)       Director; Executive     1980(1)        4,934
                            Vice President, Director            (  1.23    %)
                            and Cashier, Alma Bank;
                            Director, Banker's
                            Data Services

John Rogers (53)           Director, Executive     1996(4)          100
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

                                                Long-Term Compensation
                   Annual Compensation          Awards           Payouts
(A)        (B)   (C)      (D)       (E)         (F)       (G)      (H)
(I)

                                                                 Other
All
Name and                         Annual    Restricted                 Other
Principal                        Compen-     Stock  Options/ LTIP    Compen-
Position           Year          Salary   Bonus    sation (2)  Award   SARS
#     Payouts sation
Paul T.
Bennett
CEO     2000   182,848       -    31,440         -       -        -     -
CEO     1999   164,348       -    28,910         -       -        -     -
CEO      1998   140,956       -    26,200         -       -         -      -
1997    125,138       -   20,235           -           -         -         -
1996   109,480      - 22,940         -         -       -       -
Olivia
Bennett
Secretary2000  215,099       -    20,915         -       -        -     -
        1999   205,366       -    20,345         -       -        -     -
        1998   195,935       -    22,010         -       -        -    -
        1997   182,936       -    15,135         -       -        -    -
1996   168,748      -  15,295        -         -       -

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

Transactions with Management

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 1, 2001, the beneficial ownership of Common Stock of Registrant by the Only "person" (as that term is defined by the Securities and Exchange Commission), who owns of record or is known by the Registrant to own beneficially 5% or more of the outstanding shares of Common Stock of the Registrant and by all Executive Officers and Directors of the Registrant as a group.

                                             Number of     Percent of
                                              Shares Owned  Outstanding
Name                                          Beneficially Shares
Estate of Valene Bennett
Route 4
Alma, Georgia 31510                                175,501       43.93%

Olivia Bennett
Route 4
Alma, Georgia 31510                                 13,458        3.37%

ll Executive Officers and Directors
 as a group (7 persons)                            227,962        57.1%

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

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
Item 14(a)  1. and 3. and Item 14(d)

     (a)  The following documents are filed as part of this report:

          1.  Financial Statements

          (a)   South Banking Company and Subsidiaries:
           (i  )    Consolidated Balance Sheets - December  31,  2000  and
1999
             (ii)    Consolidated   Statements   of   Income   and   Other
Comprehensive Income - Years ended December 31,
                  2000, 1999 and 1998
            (iii)  Consolidated  Statements  of  Stockholders'  Equity   -
Years ended December 31, 2000, 1999 and 1998
           (iv ) Consolidated Statements of Cash Flow - Years ended December 31, 2000, 1999 and 1998
          (b)   South Banking Company (Parent Corporation Only):
          (i  )  Balance Sheets - December 31, 2000 and 1999
           (ii ) Statements of Income and Other Comprehensive Income - Periods ended December 31, 2000, 1999 and 1998
           (iii) Statements of Stockholders' Equity - Periods ended December 31, 2000, 1999 and 1998
           (iv ) Statements of Cash Flow - Years ended December 31, 2000, 1999, and 1998

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

          (13) 2001 Annual Report to Shareholders of South Banking Company (not deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference).

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


Date:      March 30, 2001
                                      Paul T. Bennett
                                      Principal Executive,
                                      Financial and Accounting
                                      Officer and Director

Date:      March 30, 2001
                                      Olivia Bennett
                                      Executive Vice President
                                      And Director

Date:                    March               30,               2001
Charles Stuckey                       Director

Date:      March 30, 2001
                                      James W. Whiddon              Director

Date:      March 30, 2001
                                      Kenneth F. Wade
                                      Director

Date:      March 30, 2001
                                      Lawrence Bennett              Director

Date:      March 30, 2001
                                      John Rogers                   Director

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOUTH BANKING COMPANY


Date:      March 30, 2001               By:
                                              Paul    T.    Bennett
President, Treasurer
                                          and Director

                       SUPPLEMENTAL INFORMATION

      The following supplemental information has not been sent to the Registrant's shareholders, but will be sent subsequent to the filing of this Annual Report on Form 10-K:

     (1)  2000 annual report to shareholders.

     (2)  Proxy statement for 2000 annual meeting of shareholders.

      The foregoing materials will be furnished to the Commission when they are sent to the shareholders since the Registrant does not have securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. The foregoing materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of that Act.
                                    51

                          SOUTH BANKING COMPANY

                              ALMA, GEORGIA

                          FINANCIAL STATEMENTS

                            DECEMBER 31, 2000

                                   F1


               REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
South Banking Company
Alma, Georgia 31510


      We have audited the accompanying consolidated balance sheets of South Banking Company and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Banking Company and Subsidiaries at December 31, 2000 and 1999 and the consolidated results of its operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                          Respectfully submitted,



                                          H. H. BURNET & COMPANY, P.C.
Waycross, Georgia
February 12, 2001


                                   F2

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                      CONSOLIDATED BALANCE SHEETS


                                           December 31,   December 31,
                                                  2000           1999

                                 ASSETS

Cash and due from banks                    $  8,911,914   $ 11,695,998
Deposits in other banks -
 interest bearing                          $    825,279   $    869,000
Investment securities
 Available for sale                        $ 20,695,055   $ 18,306,239
 Held to maturity - market value
  of $151,512 in 2000 and
  $749,139 in 1999                         $    147,326   $    747,339

Georgia  Bankers stock                      $    547,283   $     547,283
Federal Home Loan Bank stock               $    426,100   $    426,100
Federal funds sold                         $ 14,693,000   $  3,180,000
Loans                                                       $163,227,679
$132,282,615
Less: Unearned discount                     (   253,273)   (   216,397)
Reserve for loan losses                     ( 2,728,219              ) (
2,168,877                                             )
                                           $160,246,187   $129,897,341
Bank premises and equipment                $  6,111,361   $  4,097,405
Goodwill                                   $  1,916,358   $    208,562
Other assets                               $  5,930,175   $  3,832,154
Total Assets                               $220,450,038   $173,807,421

The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                                   F3

                         SOUTH BANKING COMPANY
                            ALMA, GEORGIA
                  CONSOLIDATED BALANCE SHEETS (Con't)



                                           December 31,   December 31,
                                           2000           1999


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing              $ 24,298,756   $ 21,462,802
            Demand  -  interest bearing        27,404,525     23,089,387
Savings                                     11,326,824     10,520,013
           Time                            129,649,110     97,727,773

                                          $192,679,215   $152,799,975
Borrowing                                    6,223,363      2,669,743
Accrued expenses and other
 liabilities                                2,236,900      1,294,354
Federal funds purchased                              -      1,140,000
N/P - Federal Home Loan Bank                 1,040,000         93,333
Total Liabilities                         $202,179,478   $157,997,405
Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 2000 and 1999 - 399,500
 and 399,500, respectively                $    399,500   $    399,500
Surplus                                      3,070,831      3,070,831
Undivided profits                           14,887,046     12,520,614
Accumulated other comprehensive income     (     86,817)   (   180,929)
Total Stockholders' Equity                $ 18,270,560   $ 15,810,016
Total Liabilities and
 Stockholders' Equity                     $220,450,038   $173,807,421


The   accompanying  notes  are  an  integral  part  of  these  financial statements.


                                   F4

                         SOUTH BANKING COMPANY
                            ALMA, GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                        AND COMPREHENSIVE INCOME


                           Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                           2000           1999           1998
Interest Income
Interest and other
 fees on loans              $ 16,603,948   $ 12,858,967   $ 12,151,982
Interest on deposits -
 interest bearing                 53,224         78,124         82,264
Interest on federal
 funds sold                      622,780        462,292        601,351
Interest on investment
 securities:
 U. S. Treasury                   77,571        144,635        208,785
 U. S. Government agencies       910,190        753,245        668,239
 Mortgage backed securities       33,411         37,875         58,537
 State and municipal
  subdivisions                    79,343         86,777         91,698
 Other securities                 73,017         95,849         57,435
Total Interest Income       $ 18,453,484   $ 14,517,764   $ 13,920,291
Interest Expense
Interest on deposits        $  8,121,657   $  6,012,117   $  6,129,599
Interest - other borrowing       456,150        249,103        262,755
Total Interest Expense      $  8,577,807   $  6,261,220   $  6,392,354
Net interest income         $  9,875,677   $  8,256,544   $  7,527,937
Provision for loan losses        424,000        503,000        286,000
Net interest income after
 provision for loan losses  $  9,451,677   $  7,753,544   $  7,241,937
Other Operating Income
Service charge on deposits $  1,576,094    $  1,446,630   $  1,164,506
Commission on insurance           89,036         68,614         93,217
Other income                     591,926        399,993        450,789
Securities gains (losses)              7            236          2,288
Data processing fees             459,036        382,396        195,701
Loss on sale of fixed
 assets                            2,019              -    (    1,420)
Total Other Operating
 Income                     $  2,718,118   $  2,297,869   $  1,905,081


The   accompanying  notes  are  an  integral  part  of  these  financial statements.


                                   F5

                            SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME (Con't)


                           Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                           2000           1999           1998
Other Operating Expenses
Salaries                    $  3,354,689   $  2,866,950   $  2,643,285
Profit sharing and other
 personnel expenses              875,460        827,359        640,615
Occupancy expense of bank
 premises                        475,452        408,211        393,219
Furniture and equipment
 expense                         996,773        765,963        754,466
Stationery and supplies          254,881        167,909        194,675
Data processing                 310,141         240,633        179,560
Director fees                    174,260        170,260        156,950
Other real estate expenses        13,006         21,112         13,991
Other expenses                 1,847,335      1,437,459      1,409,917
Total Other Operating
 Expenses                   $  8,301,997   $  6,905,856   $  6,386,678
Income before income taxes  $  3,867,798   $  3,145,557   $  2,760,340
Applicable income taxes       1,221,738       1,017,056        830,744
Net Income                  $  2,646,060   $  2,128,501   $  1,929,596
Other Comprehensive Income
 before tax
Unrealized gain on
  securities                 $    151,160                  $(   402,268)
$     61,798
Other Comprehensive Income
  before tax                 $    151,160                  $(   402,268)
$     61,798
Income tax expenses related
 to items of other
  comprehensive income             57,048                   (   136,771)
21,011
Other comprehensive income,
  net of tax                 $     94,112                  $(   265,497)
$     40,787
Comprehensive Income        $  2,740,172   $  1,863,004   $  1,970,383

Per share data based on
 weighted outstanding shares:
   Weighted average
   outstanding                   399,500        399,500        399,500

Net Income                  $       6.62   $       5.33   $       4.83

The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                                   F6

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY







     Common                           Undivided                              '
     Stock               Surplus      Profits
Balance,
 December 31, 1997       $   399,500   $ 3,070,831   $ 8,981,846
 Net income                        -             -     1,929,596
 Cash dividends                    -             -    (  259,654)
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -

Balance,
 December 31, 1998       $   399,500   $ 3,070,831    $10,651,788
 Net income                        -             -     2,128,501
 Cash dividends                    -             -    (  259,675)
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -

Balance,
 December 31, 1999        $   399,500   $ 3,070,831    $12,520,614
 Net income                        -             -      2,646,060
 Cash dividends                    -             -     (  279,628)
 Unrealized gain
  (loss) on securities
  available for sale               -             -             -
 Redemption of shares             -              -                           -

Balance,
 December 31, 2000       $   399,500   $ 3,070,831   $14,887,046
                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                          Accumulated
                          Other        Total
     Comprehen-         Stockholders             '
     sive Income       Equity
Balance,
 December 31, 1997       $    43,781   $12,495,958
 Net income                        -     1,929,596
 Cash dividends                    -    (  259,654)
 Unrealized gain
  (loss) on securities
  available for sale          40,787        40,787

Balance,
 December 31, 1998       $    84,568   $ 14,206,687
 Net income                      -       2,128,501
 Cash dividends                    -    (   259,675)
 Unrealized gain
  (loss) on securities
  available for sale      (  265,497)    (  265,497)

Balance,
 December 31, 1999       $(  180,929)   $15,810,016
 Net income                        -     2,646,060
 Cash dividends                    -    (  279,628)
 Unrealized gain
  (loss) on securities
  available for sale          94,112        94,112
 Redemption of shares             -              -

Balance,
 December 31, 2000      $(   86,817)   $18,270,560


     The accompanying notes are an integral part of these financial statements.

                                   F7

                          SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                Year  Ended    Year Ended     Year Ended
December  31,                                December 31,  December  31,
2000                                                                1999
1998
Cash Flows From Operating
 Activities:
 Net income                 $  2,646,060   $  2,128,501   $  1,929,596
 Add expenses not
  requiring cash:
  Provision for depreciation
   and amortization              930,972        668,207        643,978
  Provision for loan losses      424,000        503,000        286,000
  Provision for loss on ORE        3,408          5,000          8,000
  Bond portfolio losses
   (gains)                              -                   (       202)
(       247                            )
 (Gain) loss on sale of
   premises & equipment       (     2,019              )    (     6,080)
-
 (Gain) loss on sale of
   other  real estate owned         23,040                        34,444
(    11,336                            )
 Increase (decrease) in
   taxes  payable              (   236,230              )        290,973
74,038
 Increase (decrease) in
   interest payable               568,654                   (    39,109)
171,545
 Increase (decrease) in
   other liabilities              324,957     (   348,857             )(
153,424                               )
 (Increase) decrease in
   interest receivable        (   460,066              )         167,420
(    60,192                            )
 Decrease (increase) in
   prepaid expenses           (    80,167              )          17,824
(     4,947                            )
 (Increase) decrease in
   other assets                (   284,686)    (  101,191             )(
33,042                                 )
 Recognition of unearned
   loan  income                          -                        61,852
8,202
 Net Cash Provided By
  Operating Activities      $  3,857,923   $  3,381,782   $  2,858,171
Cash Flows From Investing
 Activities:
 Proceeds from maturities
  of securities held to
  maturity                  $    600,000   $          -   $  1,360,102
 Purchase of securities
   held to maturity                     -                              -
(   502,131                            )
 Proceeds from maturity of
  securities available for
  sale                         2,101,866      6,371,028      8,074,011
 Net loans to customers    ( 13,197,595)    (17,816,584)   ( 8,810,806)
The   accompanying  notes  are  an  integral  part  of  these   financial
statements.

                                   F8

                          SOUTH BANKING COMPANY
                             ALMA, GEORGIA
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Con't)



                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            2000           1999           1998
Cash Flows From Investing
 Activities: (con't)
 Purchase of securities
   available for sale       $( 4,339,254)                  $( 7,849,323)
$( 9,351,464                           )
 Purchase of premises and
   equipment                 ( 1,645,225)                   (   696,558)
(   576,788                            )
 Proceeds from sale of
  premises and equipment          29,970         11,538         29,394
 Proceeds from sale of
  other real estate owned        885,084        163,262        198,212
  Purchase of Bank stock                -    (   250,000)   (    300,000
)
  Purchase of FHLB stock                 -    (    29,900              )
(    51,700)
  Purchase of Bank Branches   ( 4,193,634              )               -
-

Net Cash Provided By
  Investing Activities       $(19,758,788              )   $(20,096,537)
$( 9,931,170                           )
Cash Flows From Financing
 Activities:
 Net increase (decrease) in
  demand deposits, NOW and
   money markets             $  1,686,060                  $( 3,360,349)
$  4,074,732
 Net increase in savings
  and time deposits           19,819,341     10,170,379      9,313,121
 Proceeds from borrowing       4,756,750         38,812        460,000
  Payments on borrowing       (   256,463              )    (   578,499)
(   504,559                            )
  Dividends paid              (   279,628              )    (   259,675)
(   259,654                            )
 Payments to retire stock              -              -               -
 Increase in federal funds
   Purchased                  ( 1,140,000              )       1,140,000
(   150,000                            )
Net Cash Provided By
 Financing Activities       $ 24,586,060   $  7,150,668   $ 12,933,640
Net increase (decrease) in
 Cash and Cash Equivalents  $  8,685,195   $( 9,564,087)  $  5,860,641
Cash and Cash Equivalents
 at Beginning of Year         15,744,998    25,309,085      19,448,444

Cash and Cash Equivalents
 at End of Year             $ 24,430,193   $ 15,744,998   $ 25,309,085



The   accompanying  notes  are  an  integral  part  of  these   financial
statements.


                                   F9

                        SOUTH BANKING COMPANY
                            ALMA, GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000




Note 1.  Significant Accounting Policies

               The accounting and reporting policies of South Banking Company, Inc. and its subsidiaries conform with generally accepted accounting principles and with practices within the banking industry.

         (a)  Basis of Presentation

               During 1996, Pineland State Bank was acquired by South Banking Company. The transaction was accounted for using the purchase method. During 2000, Pineland State Bank acquired, in its immediate vicinity, three branches of Flag, Inc. The transaction was accounted for using the purchase method.

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

         (c)  Nature of Operations:

             The Banks provide a variety of banking services to individuals and businesses through its offices in Alma, Georgia; Kingsland, Georgia; Baxley, Georgia; Metter, Georgia; Cobbtown, Georgia; and Statesboro, Georgia. Its primary source of revenue is loans to customers who are primarily low to middle income individuals and small to mid size businesses.

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


                                   F10

                        SOUTH BANKING COMPANY
                            ALMA, GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000


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

            Securities Available for Sale. Securities available for sale consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as securities to be held to maturity.

               Declines in fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary have resulted in write-downs of the individual securities to their fair value. The related write-downs have been included in earnings as realized losses.


                                   F11

                          SOUTH BANKING COMPANY
                             ALMA, GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000


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

         Federal Home Loan Bank Stock

                Individual  banks  within the  holding  company  have
     joined the Federal Home Loan Bank ("FHLB") of Atlanta to increase the Bank's available liquidity. As a FHLB member, the Banks are required to acquire and retain shares of capital stock in FHLB of Atlanta in an amount equal to the greater of (1) 1.0% of the aggregate outstanding principal amount of the residential mortgage loans, home purchase contracts, and similar obligations, or (2) 0.3% of total assets at the beginning of each year. The Bank is in compliance with this requirement with an investment in FHLB stock of $426,100 and $426,100 at December 31, 2000 and 1999, respectively. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

         (f)   Loans Receivable:

         Loans and Interest Income

                Loans are carried at principal amounts outstanding reduced by unearned discounts. Interest income on all loans is recorded on an accrual basis. The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due, if the loans are well secured, in the process of collection, and management deems inappropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status.

         Impaired Loans

               The Bank accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that all creditors value all specifically

                                   F12

                          SOUTH BANKING COMPANY
                             ALMA, GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000


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

                The Bank determines which loans are impaired through a loan review process. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt no longer exists, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries or any amounts previously charged off. SFAS No. 114 specifically states that it need not be applied to "large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment". Thus, the Company determined that the statement does not apply to its consumer loan, credit card, or residential mortgage loan portfolios, except that it may choose to apply it to certain specific larger loans determined by management. In effect, these portfolios are covered adequately in the Company's normal formula for determining loan loss reserves.

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


                                   F13


                          SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2000


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

         (h)  Premises and Equipment:

              Land  is  carried at cost.  Other premises and equipment
         are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and the declining balance methods based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

              (i)  Other Real Estate (ORE)

              Real  estate acquired in satisfaction of a loan and  in-
         substance foreclosures are reported in other assets. In-substance foreclosures are properties in which a borrower with

                                   F14


                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000


Note 1.  Significant Accounting Policies (Con't)

         (i) Other Real Estate (ORE) (Con't)

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

         (k)  Intangibles

               The  intangibles (Goodwill) recorded by the Company  in
         the acquisition of Pineland State Bank and subsequent branches are being amortized on a straight line basis over an eight year period.

         (l)  Earnings Per Share

              Earnings per share are based on the weighted average number of shares outstanding.

                                   F15

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONCOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,2000


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

         (n)  Cash Flow Information

             For purposes of the statements of cash flows, the Company considers cash, federal funds sold and due from banks as cash and cash equivalents. Cash paid during the years ended December 31, 2000, 1999 and 1998 for interest was $8,117,741, $6,300,329, and $6,220,809, respectively. Total income tax payments during 2000, 1999 and 1998 were $1,552,939, $1,025,000, and $879,500, respectively.

Note 2.  Investment Securities

              The amortized cost and estimated market values of investments in debt securities are as follows:


Gross        Gross
                       Amortized   Unrealized   Unrealized    Fair
                     Cost        Gains        Losses       Value
Securities available
 for sale -
December 31, 2000:
 U.S. Government
  and agency
  securities        $18,538,619   $   13,424  $   102,839  $18,449,204
 State and municipal
  securities          1,349,710       31,796            -    1,381,506
 Mortgage backed
  securities            394,373        5,187          975      398,585
 Equity securities      550,000            -       84,240      465,760

 Totals             $20,832,702   $   50,407  $   188,054  $20,695,055

                                   F16


                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000


Note 2.  Investment Securities (Con't)


                                   Gross       Gross
                        Amortized    Unrealized  Unrealized   Fair
                        Cost         Gains       Losses        Value


December 31, 1999:

 U.S. Government
  and agency
  securities         $15,997,526  $        -  $   305,658  $15,691,868
 State and municipal
  securities          1,550,551       20,427        3,926    1,567,052
 Mortgage backed
  securities            495,913        8,975        2,673      502,215
 Equity  securities     550,000            -        4,896      545,104

 Totals             $18,593,990   $   29,402  $   317,153  $18,306,239


Securities to be
 Held to Maturity-
December 31, 2000:

 U.S. Government
  and agency
  securities        $         -   $        -  $         -  $         -
 State and municipal
  securities            147,326        4,186            -      151,512
 Mortgage backed
  Securities                  -            -            -            -

 Totals             $   147,326   $    4,186  $         -  $   151,512


December 31, 1999

 U.S. Government
  and agency
  securities        $   600,223   $      493  $       841  $   599,875
 State and municipal
  securities            147,116        2,148            -      149,264
 Mortgage backed
  securities                  -            -            -            -

 Totals             $   747,339   $    2,641  $       841  $   749,139



                                   F17


                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000



Note 2.  Investment Securities (Con't)

               Gross realized gains on sales and losses of available-for-sale securities were $-0- and $-0- in 2000, respectively and $-0- and $-0-, respectively for 1999 and $-0- and $-0-, respectively in 1998.

               Assets, principally securities carried at approximately $12,406,833 at December 31, 2000 and $13,588,845 at December
         31, 1999, were pledged to secure public deposits and for other purposes required or permitted by law.

              The scheduled contractual maturities of securities to be
         held  to   maturity  and  securities  available for  sale  at
         December 31, 2000 were as follows:


                             Securities      to     be            Securities
Held to Maturity       Available for Sale
                       Amortized              Amortized
                       Cost        Fair Value  Cost         Fair Value
     Due in one year
      or less          $        -  $        -  $ 2,914,804  $ 2,905,273
     Due from one year
      to five years       100,000     100,719   16,288,466   16,214,013
     Due from five
      years to ten years        -           -      400,000      408,488
     Due after ten
      years                47,326      50,793      679,432      701,521

                       $  147,326  $  151,512  $20,282,702  $20,229,295


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

Note 3.  Loans

         The composition of the bank's portfolio was as follows:


                                   F18


                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONS0LIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000


Note 3.  Loans (Con't)

                                             2000         1999
                                                   (In Thousands)
         Commercial, financial and
           agricultural                       $     42,973   $      34,607
Real estate - mortgage                            81,314        62,829
          Real  estate  - construction                7,646         13,413
Installment and consumer                          31,294        21,433
            Total  Loans                      $    163,227               $
132,282                                    Less: Unearned  discount      (
253           )                         (           216                  )
Reserve for loan losses                      (     2,728              )  (
2,169    )
         Loans, net                         $    160,246  $    129,897
               Non-accrual loans (principally collateralized  by  real
         estate)  amounted  to approximately $876,000,   $442,000  and
         $557,000  at December 31, 2000, 1999, and 1998, respectively.
         Impaired  loans were $-0- and $-0- at December 31,  2000  and
         1999.

               The Company and its subsidiaries have granted loans to the officers and directors of the Company, its subsidiaries, and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $633,116 and $506,787 at December 31, 2000 and 1999. During 2000, $297,951 of new loans were made, and repayments totaled $226,308.

Note 4.  Reserve for Loan Losses

                Transactions  in  the  reserve  for  loan  losses  are
         summarized
         as follows:
                              Year Ended    Year Ended    Year Ended
                              December 31,  December 31,  December 31,
                              2000          1999          1998

         Balance at beginning
          of period            $ 2,168,877   $ 1,970,620   $ 1,821,680
         Additions:  Provision
          charged to operating
          expenses             $   424,000   $   503,000   $   286,000
         Balance from bank
          acquisition              588,306             -             -
                               $ 1,012,306   $   503,000  $    286,000


                                   F19

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000


Note 4.  Reserve for Loan Losses (Con't)


                              Year Ended   Year Ended     Year Ended
                              December 31,  December 31,  December 31,
                              2000         1999           1998
         Deductions: Loans
          charged off         $    664,298   $   432,472   $   257,163
         Less: recoveries          211,334       127,729       120,103
                              $    452,964   $   304,743   $   137,060

         Balance at end of
              Period                 $     2,728,219      $    2,168,877
         $ 1,970,620

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

               Loans having carrying values of $833,029 and $189,070 were transferred to foreclosed real estate in 2000 and 1999, respectively.

             The bank is not committed to lend additional funds to debtors whose loans have been modified.


Note 5.  Deposits

             The aggregate amount of short-term jumbo CDs, each with a
         minimum   denomination   of   $100,000,   was   approximately
         $37,569,711 in 2000 and $24,392,234 in 1999.

             At December 31, 2000, the scheduled maturities of CDs are
         as follows:
                                           (In Thousands)
                    2001                    $    116,446
                    2002 and 2003                 12,824
                    2004 and thereafter              379

                                            $    129,649



                                   F20


                        SOUTH BANKING COMPANY
                            ALMA, GEORGIA
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000


Note 6.  Premises and Equipment

          A summary of the account:
                                              Year Ended     Year Ended
                                            December 31,  December 31,
                                             2000         1999
           Land                               $     526,763   $    448,148
Buildings                                      4,936,869     3,779,637
           Furniture  and  equipment              5,470,568      3,989,406
$       10,934,200                                       $       8,217,191
Less:  Accumulated depreciation                4,822,839     4,119,786
                                            $  6,111,361   $ 4,097,405
                Depreciation expense was $803,318 in 2000, $614,430 in 1999 and $605,161 in 1998.

Note 7. Borrowings

         Data relating to borrowing is as follows:

                                            Year Ended    Year ended
                                            December 31,  December 31,
         Parent Company -                   2000          1999

                       Note payable in 10 annual payments
         with interest payable quarterly
         and accrues at prime rate minus
         50 basis points.  Subsidiary bank
         stock is pledged to secure loan.   $  5,000,000  $        -0-

         Note payable in 10 annual payments
          of $350,000.  Interest is payable
          quarterly and accrues at prime rate
          and is secured by subsidiary bank
          stock.                                     -0-     2,100,000
         Note payable due June 30, 2001.
          Interest payable quarterly and
          accrues at prime rate and is
          secured by bank stock                  200,000       260,000

        Subsidiary - Bankers Data Services, Inc.

        Note payable due January 27, 2001
         monthly principal amount of
         $10,833.33 plus interest. Interest
         accrues at prime rate basis.
        Computer equipment is pledged as
         collateral for loan.                    987,847       276,097

                                   F21


                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000


Note 7. Borrowings (Con't)
                                             Year Ended     Year ended
                                              December  31,   December  31,
2000           1999

        Note payable in 36 monthly payments
         of $434.02.  Interest accrues at
         1.9% rate and is secured by vehicle.      5,580        10,630

        Note payable in 24 monthly payments
         of $664.13.  Interest accrued at
         5.9% rate and is secured by vehicle.     13,816           -0-

        Subsidiary - South Financial Products, Inc.

        Note payable in 36 monthly payments
         of $696.98.  Interest accrues at
         3.9% rate and is secured by vehicle.     16,120        23,016

                Following are maturities of long term debt for each of the next five years.

                    2001                      $1,483,404
                    2002 389,989
                    2003 425,000
                    2004 475,000
                    2005 525,000

Note 8.  Income Taxes

             Income tax expense (benefit) was $1,221,738 for 2000, (an effective rate of 31.6%, $1,017,056 for 1999 (an effective rate of 32.3%) and $830,744 for 1998 (an effective rate of 30.1%).
        The actual expense for 2000, 1999 and 1998 differs from the "expected" tax expense for those years (computed by applying the federal corporate rate of 34%) as follows:

                               2000          1999          1998
     Computed "expected"
       tax  expenses                   34.0%          34.0%          34.0%
Alternative minimum tax                  -             -             -
     Effect of State Income Tax       1.1%          2.4%             -
     Tax exempt interest
       on  securities and loans     (   3.6%)     (   2.9%              )(
4.2% )
      Other,  net                       .1%       (    1.2%              )
 .3%

                                     31.6%         32.3%         30.1%



                                   F22


                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000


Note 8. Income Taxes (Con't)


             The current and deferred amounts of these tax provisions were as follows:

                              2000          1999          1998

          Current   -  Federal              $ 1,178,493  $  1,140,833     $
912,639                                         -  State             83,299
104,994                   -
          Deferred - Federal     (   24,534)   (  146,891             )  (
81,895    )                                          - State  (    15,520)
(   81,880                               )          -

                               $ 1,221,738   $ 1,017,056   $   830,744

           The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                             December 31,  December 31,
                                             2000          1999
         Net unrealized appreciation on
          securities available for sale      $    50,833   $   107,121
          Depreciation                         (   190,400              )(
185,348   )                                Deferred loan  fees           8
5,229                                81,086                              A
llowance  for credit losses                        806,587               5
60,611
           0ther                                     9,626               -
Purchase accounting treatment                 (   65,820              )  (
69,763   )
         Net deferred tax asset (liability)  $   696,055   $   493,707
Note 9.  Employee Benefit Plans

               The Company maintains a 401K deferred compensation plan for all subsidiaries effective January 1, 1993. The Company elected to match 75% of employee contributions for 2000, 1999 and 1998. The expense to the Company for 2000, 1999 and 1998 was $134,297, $115,297, and $87,658, respectively.

Note 10. Leases

               The Pineland State Bank leases 5.35 acres of land in Candler County under an operating lease expiring December 31, 2054 with an option to lease the land for an additional 75 years.

                Minimum future rental payments under non-cancelable operating lease having remaining term in excess of 1 year as of December 31, 2000 for each of the next 5 years and in the aggregate is:

                                   F23

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000



Note 10. Leases - (Con't)

                    Year Ended

                    2001                     $     4,000
                    2002                           4,000
                    2003                           4,000
                    2004                           4,000
                    2005                           4,000
                    Subsequent to 2005           196,000

                    Total minimum future
                           rental payments   $   216,000

                In June, 1997, the parties amended the lease to allow Pineland State Bank to sublet part of the property and in consideration, the landlord will receive 50% of gross rental under the sublease in addition to the minimum amount above.

Note 11. Liabilities

         Standby Letters of Credit. These transactions are used by the Company's customers as a means of improving their credit standing in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 2000 and 1999, the Company had $450,240 and $526,000 in outstanding standby letters of credit.

         Loan Commitments. As of December 31, 2000 and 1999, the Company had commitments outstanding to extend credit totaling $28,328,739 and $21,211,119, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

Note 12. Financial Instruments

               The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, and standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

                                       F24

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000



         Note 12.Financial Instruments - (Con't)

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

         Commitments to Extend Credit and Financial Guarantees.

               Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies; but, may include accounts receivable; inventory, property, plant and equipment; and income-producing commercial properties.

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

              The Bank has not been required to perform on any financial
         guarantees  during  the  past two  years.   The  Bank  has  not
         incurred any losses on its commitments in 2000, 1999 or 1998.

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

                                   F25

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000

Note 14. Restrictions on Cash and Due from Banks

              Under Federal Reserve regulation, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2000, the maximum amount available for transfer from the Bank to the Company in the form of loans approximated 20% of consolidated net equity.

              The bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 2000 was approximately $-0-.

Note 15. Related Party Transactions

              The Company has entered into a split dollar life insurance arrangement with a director and substantial shareholder. The Company and director's trust each contribute toward the payment of premium for life insurance policy. The Company records its contribution at the present value of anticipated future return or total cash surrender value of policy, whichever is higher; however, the carrying amount cannot exceed the amount of premiums paid by the Company. The Company will receive all reimbursement from anticipated withdrawal of cash surrender value or from the proceeds of policy in the event of the death of the director. All cash surrender value of the policy accrues to the benefit of the Company until such time as the cash surrender value exceeds advances made by the Company. As of December 31, 2000, $1,004,596 is carried in other assets related to this arrangement.

Note 16. Fair Value of Financial Instruments

              The following table shows the estimated fair value and the related carrying values of South Banking Company's financial instruments at December 31, 2000 and 1999. Items which are not financial instruments are not included.
                                                        2000
                                             Carrying     Estimated
        Cash and due from financial          Amount       Fair Value
         institutions                        $  8,911,914 $  8,911,914
        Interest earning balances with
         financial institutions                   825,279      825,279
        Federal funds sold                     14,693,000   14,693,000
        Securities available for sale          20,695,055   20,695,055
        Securities held to maturity               147,326      151,512
        Federal Home Loan Bank stock              426,100      426,100
        Georgia Bankers Bank - stock              547,283      784,085
        Loans - net of allowances             160,246,187  158,371,357
        Demand and savings deposits            63,030,105   63,030,105
        Time deposits                         129,649,110 132,081,000

                                   F26


                          SOUTH BANKING COMPANY
                            ALMA,     GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000



Note 16. Fair Value of Financial Instruments - (Con't)

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

              For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2000 and 1999. The estimated fair value for cash and due from financial institutions and federal funds sold are considered to approximate cost. The estimated fair value for interest-earning balances with financial institutions, securities available-for-sale, securities held-to-maturity, and Georgia Bankers Bank stock  are  based  on  quoted market values for  the  individual securities or for equivalent securities. The estimated fair value for commercial loans is based on estimates of the difference in interest rates the Company would charge the borrowers for similar such loans with similar maturities made at December 31, 2000 and 1999, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for other loans is based on estimates of the rate the Company would charge for similar such loans at December 31, 2000 and 1999 applied for the time period until estimated repayment. The estimated fair value for individual retirement account deposits and time deposits is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 2000 and 1999, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered to approximate cost at December 31, 2000 and 1999.


                                   F27

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000



Note 16.  Fair Value of Financial Instruments (Con't)

               While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such it ems at December 31, 2000 and 1999, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2000 and 1999 should not necessarily be considered to apply at subsequent dates.

              In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in the financial statements, nevertheless, may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the trained work force, customer goodwill, and similar items.

Note 17. Regulatory Matters

            The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and its subsidiaries meet all capital adequacy requirements to which it is subject.


                                   F28

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2000


Note 17. Regulatory Matters (Con't)

                  As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that, management believes, have changed the institution's category.

              The Company and its subsidiaries' actual capital amounts and ratios are also presented in the table.
                                                     To Be Well
                                                    Capitalized Under
                                 For Capital           Prompt Corrective
                      Actual            Adequacy    Purposes        Action
Provisions:
              Amount   Ratio     Amount    Ratio      Amount     Ratio
As of December 31, 2000:

Total Capital
 (to Risk
 Weighted
 Assets)
 Consolidated $  18,647   10.7%     $13,933    8.0%     $17,407     10.0%
 Subsidiary -
  Alma            7,463   12.9%       4,597    8.0%       5,746     10.0%
 Subsidiary -
  Baxley          6,444   16.1%       3,324    8.0%       4,155     10.0%
 Subsidiary -
  Kingsland       2,914   12.7%       1,841    8.0%       2,302     10.0%
 Subsidiary -
  Metter         4,924     8.9%       4,435    8.0%       5,544     10.0%

As of December 31, 2000:

Tier I Capital
 (to Risk Weighted
  Assets)
 Consolidated $ 16,441     9.4%     $ 6,963     4.0%    $10,444      6.0%
 Subsidiary -
  Alma            6,739   11.7%       2,298    4.0%       3,448      6.0%
 Subsidiary -
  Baxley          5,924   14.8%       1,662    4.0%       2,493     6.0%
 Subsidiary -
  Kingsland       2,625   11.4%         921    4.0%       1,381      6.0%
 Subsidiary -
  Metter          4,251    7.7%   2,217    4.0%    3,326       6.0%


                                   F29

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000



Note 17. Regulatory Matters (Con't)


                                                        To Be
                                                        Capitalized Under
                                 For Capital                      Prompt
                               Corrective
                     Actual           Adequacy   Purposes           Action
Provisions:
              Amount   Ratio      Amount     Ratio      Amount   Ratio

As of December 31, 2000:

Tier I
 Capital (to
  Average Assets)
 Consolidated    16,441   9.3%        7,038   4.0%        8,797     5.0%
 Subsidiary -
  Alma            6,739  9.1%         2,977  4.0%         3,721    5.0%
 Subsidiary -
  Baxley          5,924 12.2%         1,938  4.0%         2,422    5.0%
 Subsidiary -
  Kingsland       2,625  8.8%        1,182   4.0%         1,477    5.0%
 Subsidiary -
  Metter          4,251  6.9%         2,461  4.0%         3,077    5.0%


As of December 31, 1999:

Total Capital
 (to Risk Weighted
 Assets)
 Consolidated  $ 17,534  12.7%      $11,002   8.0%      $13,752   10.0%
 Subsidiary -
  Alma            6,698 12.3%         4,350  8.0%         5,438   10.0%
 Subsidiary -
  Baxley          5,808 17.0%         2,734  8.0%         3,417   10.0%
 Subsidiary -
  Kingsland       2,498  13.7%        1,456   8.0%        1,820   10.0%
 Subsidiary -
  Metter          3,384 11.0%         2,246   8.0%        3,058   10.0%


                                   F30

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000



Note 17. Regulatory Matters (Con't)


                                                    To Be
                                                     Capitalized Under
                                  For Capital        Prompt Corrective
                     Actual        Adequacy  Purposes  Action  Provisions:
              Amount   Ratio  Amount   Ratio   Amount          Ratio

As of December 31, 1999:

Tier I Capital
 (to Risk
  Weighted
  Assets)
 Consolidated    15,782  11.5%       5,501    4.0%       8,251    6.0%
 Subsidiary -
  Alma            6,009  11.0%        2,175   4.0%        3,263    6.0%
 Subsidiary -
  Baxley          5,363 15.7%         1,367  4.0%         2,050    6.0%
 Subsidiary -
  Kingsland       2,270 12.8%           728   4.0%        1,092    6.0%
 Subsidiary -
  Metter          2,999  8.3%         1,438  4.0%         1,798    6.0%

As of December 31, 1999:

Tier I
 Capital (to
  Average Assets)
 Consolidated  $ 15,782   9.3%      $ 6,820   4.0%   $ 8,526    5.0%
 Subsidiary -
  Alma            6,009  9.2%         2,623   4.0%        3,279    5.0%
 Subsidiary -
  Baxley          5,363 12.1%         1,779  4.0%         2,224    5.0%
 Subsidiary -
  Kingsland       2,270  8.8%        1,029   4.0%         1,287    5.0%
 Subsidiary -
  Metter          2,999  8.4%         1,438  4.0%         1,798    5.0%



                                   F31


                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)

                              ALMA, GEORGIA

                          FINANCIAL STATEMENTS

                            DECEMBER 31, 2000



                                    F32


               REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
South Banking Company
Alma, Georgia 31510

      Under date of February 12, 2001, we reported on the consolidated balance sheets of South Banking Company, as of December 31, 2000 and 1999, and the related statements of income, cash flows and stockholders' equity for the three years in the period ended December 31, 2000.

       In connection with our examination of the aforementioned consolidated financial statements, we also audited the accompanying balance sheets (Parent Corporation Only) as of December 31, 2000 and 1999 and the related statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31,
2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South
Banking Company (Parent Corporation Only) as of December 31, 2000 and 1999, and the results of its operations, stockholders' equity and its cash flows for the three years then ended in conformity with generally accepted accounting principles.

                                    Respectfully submitted,


                                H. H. BURNET & COMPANY, P. C.

February 12, 2001


                                   F33

                          SOUTH BANKING COMPANY
                       (PARENT CORPORATION ONLY)
                             ALMA, GEORGIA
                             BALANCE SHEETS

                                              December 31,   December 31
,
                                            2000           1999

                                 ASSETS
Cash and due from banks
 Interest bearing                            $ 1,064,896   $   479,315
 Non-interest bearing                             32,846        47,869
Investment in bank's subsidiaries             21,420,680    16,672,228
Investment in nonbank subsidiaries                341,298
315,416
Investment-Habersham Bank Corp.-available
 for sale                                        215,760       295,104
Investment-Nexity Financial-available
 for sale                                        250,000       250,000
Other assets                                      60,948        26,161
Prepaid income taxes                             214,577             -
Due from subsidiaries                                   -      105,762
Total Assets                                 $23,601,005   $18,191,855


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                           $       186 $       186
Other liabilities                                    788             -
Accrued income taxes                                   -        21,653
Notes payable                                  5,200,000     2,360,000
Due to subsidiaries                              129,471             -
Total Liabilities                            $ 5,330,445   $ 2,381,839

Stockholders' Equity
Common stock of $1 par value;
 authorized 1,000,000 shares;
 issued and outstanding, 2000 and 1999
 399,500 and 399,500, respectively           $   399,500   $   399,500
Surplus                                        3,070,831     3,070,831
Undivided profits                                           14,887,046
12,520,614
Accumulated  other  comprehensive  income        (     86,817             )
(  180,929                                             )
Total Stockholders' Equity                   $18,270,560   $15,810,016

Total Liabilities and Stockholders' Equity   $23,601,005   $18,191,855






The accompanying note is an integral part of these financial statements.

                                   F34



                         SOUTH BANKING COMPANY
                       (PARENT CORPORATION ONLY)
                             ALMA, GEORGIA
                          STATEMENT OF INCOME


                              Year Ended   Year Ended Year Ended
                               December 31,December 31,   December 31,
                              2000         1999            1998
Income
Dividends from bank
 subsidiaries                 $   985,387   $    977,614   $   926,568
Miscellaneous income                  788            682         1,484
Interest income                    23,479         18,431        21,158
Management fees                   102,000        102,000       102,000
Dividends - other                   5,345          10,091             -

Total Income                 $  1,116,999   $  1,108,818   $ 1,051,210

Expenses
Salaries                      $     83,169   $     79,300   $    75,467
Amortization                       13,526         13,526
13,526
Interest                          318,822        212,684       235,182
Professional fees                  75,045         33,045        22,621
Other                              75,621         63,109        75,277
Total  Expenses               $    566,183   $    401,664   $    422,073
Income before income taxes
 and equity in undistributed
 income (loss) of
 subsidiaries                $    550,816   $    707,154   $   629,137
Provision (credit) for
  income  taxes                  (   164,606)      (    95,172         )
(   105,360)

Income before equity in
 undistributed income in
 subsidiaries                 $    715,422  $    802,326   $   734,497

Equity in undistributed
 income of bank subsidiaries  $  1,904,756  $  1,251,684   $ 1,135,934
Equity in undistributed
 income (loss) of nonbank
 subsidiaries                        25,882      74,491        59,165
                              $  1,930,638  $  1,326,175   $ 1,195,099
Net Income                    $  2,646,060  $  2,128,501   $ 1,929,596


The accompanying note is an integral part of these financial statements.

                                   F35

                           SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                       STATEMENT OF INCOME (con't)


                               Year Ended      Year Ended    Year Ended
                              December 31,    December 31,  December 31,
                              2000            1999          1998

Other Comprehensive Income
 before tax
Unrealized gain on securities$    151,160    $(  402,268)  $    61,798
Other Comprehensive Income
   before  tax                   $     151,160     $(   402,268)    $
61,798

Income tax expenses related
 to items of other
 comprehensive income             57,048      ( 136,771)       21,011
Other comprehensive income,
 net of tax                  $     94,112    $(  265,497)  $    40,787

Comprehensive income         $  2,740,172   $ 1,863,004    $ 1,970,383

Per share data based on
 weighted outstanding shares:

  Weighted average
   outstanding                    399,500        399,500      399,500

Net Income                    $      6.62    $      5.33   $      4.83




The accompanying note is an integral part of these financial statements.


                                   F36

                                        SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                    STATEMENT OF STOCKHOLDERS' EQUITY



                     Common                      Undivided
                     Stock         Surplus       Profits
Balance,
 December 31, 1997  $  399,500   $ 3,070,831  $ 8,981,846
 Net income                   -             -    1,929,596
 Cash dividends               -             -   (  259,654)
 Unrealized gain
  (loss) on securities
   available for
   sale                       -             -            -

Balance,
 December 31, 1998  $  399,500   $ 3,070,831   $10,651,788
 Net income                   -             -     2,128,501
 Cash dividends               -             -     (  259,675)
 Unrealized gain
  (loss) on securities
   available for
   sale                      -              -             -

Balance,
 December 31, 1999   $  399,500   $ 3,070,831   $12,520,614
 Net income                   -             -     2,646,060
 Cash dividends               -             -    (  279,628          )
 Unrealized gain
  (loss) on securities
  available for sale          -             -            -
 Redemption of
  shares                      -             -            -
Balance,
 December 31, 2000   $  399,500   $ 3,070,831  $14,887,046




                    Accumulated
                     Other          Total
                     Comprehensive  Stockholders'
                     Income         Equity
Balance,
 December 31, 1997   $     43,781   $ 12,495,958
 Net income                     -      1,929,596
 Cash dividends                 -    (   259,654)
 Unrealized gain
  (loss) on securities
   available for
   sale                    40,787          40,787

Balance,
 December 31, 1998   $     84,568    $ 14,206,687
 Net income                     -       2,128,501
 Cash dividends                 -                 (    259,675)
 Unrealized gain
  (loss) on securities
   available for
   sale                (  265,497        )     (   265,497)

Balance,
 December 31, 1999   $ (  180,929)   $ 15,810,016
 Net income                     -       2,646,060
 Cash dividends                 -    (    279,628)
 Unrealized gain
  (loss) on securities
  available for sale       94,112          94,112
 Redemption of
  shares                        -               -

Balance,
 December 31, 2000   $ (   86,817)   $ 18,270,560

The accompanying note is an integral part of these financial statements.

                                              F37

                         SOUTH BANKING COMPANY
                       (PARENT CORPORATION ONLY)
                             ALMA, GEORGIA
                         STATEMENT OF CASH FLOWS


                               Year Ended    Year Ended     Year Ended
                                  December  31,  December 31,  December
31,
                                2000          1999          1998
Cash Flows From Operating
 Activities:
 Net income                     $ 2,646,060   $ 2,128,501   $ 1,929,596
 Add expenses not requiring
  cash:
 Depreciation and
    amortization                      21,870        17,649       20,697
 Undistributed earnings of
   subsidiaries                   (1,930,638)   (1,326,175)  (1,195,099)
 Increase (decrease) in
   accounts payable                        -               -           -
Increase (decrease) in
  other liabilities                      788               -           -
 Increase (decrease) in
  accrued income taxes            (   21,653)         21,652           -
 (Increase) decrease in
   other assets                          635      (    1,979)(       435)
 Increase (decrease) in
  prepaid income taxes           (   214,577)       145,937      34,474
 (Increase) decrease in
  due from subsidiary-taxes         105,672   (  129,928)   (   39,565)
 Increase (decrease) in
  due to subsidiary                 129,471            -             -

Net Cash Provided by Operating
 Activities                     $   737,718  $   855,657   $   749,668

Cash Flows From Investing
 Activities:
Capital contribution to
 subsidiary                     $(2,700,000)  $         - $         -
Purchase of Nexity Financial
 Stock                                    -    (  250,000)          -
Purchase of C B Financial
   Stock                                  -             -  (   300,000)
Purchase of fixed assets         (   27,532)            -            -
Net Cash Used by Investing
 Activities                      $(2,727,532) $(  250,000)  $(  300,000)

The accompanying note is an integral part of these financial statements.

                                   F38


                         SOUTH BANKING COMPANY
                       (PARENT CORPORATION ONLY)
                             ALMA, GEORGIA
                    STATEMENT OF CASH FLOWS (con't)



                               Year Ended    Year Ended    Year Ended
                                 December 31,  December 31,  December 31,
                               2000          1999          1998

Cash Flows From Financing
 Activities:
 Payments on note payable
  bank                         $(   60,000)  $(  390,000)   $(  350,000)
 Proceeds from notes payable
  to banks                       2,900,000             -        300,000
  Dividends paid                (  279,628)   (  259,675)    (  259,654)
  Redemption of common stock             -             -              -

 Net Cash Provided (Used)
  by Financing Activities      $ 2,560,372   $(  649,675)   $(  309,654)

Net increase (decrease) in
 cash and cash equivalents     $   570,558   $(   44,018)   $   140,014

Cash and Cash Equivalents at
 beginning of year                 527,184       571,202        431,188

Cash and Cash Equivalents
 at end of year                 $ 1,097,742   $   527,184    $   571,202


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