Form 10-Q
period 2001-03-31
SOUTH BANKING CO
filed 2001-05-09
CIK 351566

SECURITY AND EXCHANGE COMMISSION
	WASHINGTON, D. C. 20549

	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934




For quarter ended   March 31, 2001   Commission file number   2-71249

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


                                             Yes    X        No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2001.


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

SOUTH BANKING COMPANY
	ALMA,     GEORGIA
	CONSOLIDATED BALANCE SHEETS
	(UNAUDITED)

	March 31,    	December 31,
	2001         	   2000

	ASSETS

Cash and due from banks	$ 12,034,410	$  8,911,914

Deposits in other banks -
 interest bearing	$    773,000	$    825,279

Investment securities:
 Available for sale	$ 19,019,093	$ 20,695,055

 Held to maturity 	$    147,379	$    147,326

Georgia Bankers stock	$    547,283	$    547,283

Federal Home Loan Bank stock	$    426,100	$    426,100

Federal funds sold	$ 21,463,000	$ 14,693,000

Loans 	$168,118,807	$163,227,679
Less: Unearned discount	(   252,930	)	(   253,273	)
Reserve for loan losses 	 ( 2,836,916)	 ( 2,728,219)

	$165,028,961	$160,246,187

Bank premises and equipment	$  6,088,486	$  6,111,361

Goodwill	$  1,857,412	$  1,916,358

Other assets	$  5,470,983	$  5,930,175


Total Assets	$232,856,107	$220,450,038

The accompanying notes are an integral part of these financial statements.

  4

SOUTH BANKING COMPANY
	ALMA,     GEORGIA
	CONSOLIDATED BALANCE SHEETS (Con't)
	(UNAUDITED)

	March 31,    	December 31,
	2001         	2000

	LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing	$ 28,863,821	$ 24,298,756
           Demand - interest bearing	28,810,358	27,404,525
           Savings	12,434,041	11,326,824
           Time	 133,694,960	 129,649,110

	$203,803,180	$192,679,215
Borrowing	6,196,979	6,223,363
Accrued expenses and other
 liabilities	2,734,096	2,236,900
Federal funds purchased	-	-
Note payable - Federal Home Loan Bank	  1,026,667	   1,040,000

Total Liabilities	$213,760,922	$202,179,478

Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding at
 March 31, 2001 and December 31,
 2000 - 399,500 and 399,500,
 respectively	$    399,500	$    399,500
Surplus	3,070,831	3,070,831
Undivided profits	15,561,692	14,887,046
Accumulated other comprehensive
 income	      63,162		  (   86,817)

Total Stockholders' Equity	$ 19,095,185	$ 18,270,560

Total Liabilities and
 Stockholders' Equity	$232,856,107	$220,450,038

The accompanying notes are an integral part of these financial statements.

                                    5
	SOUTH BANKING COMPANY
	ALMA,     GEORGIA
	CONSOLIDATED STATEMENT OF INCOME AND
	 COMPREHENSIVE INCOME
	(UNAUDITED)

	 Three Months	Three Months
	Ended        	 Ended
	March 31,    	March 31,
	2001         	2000
Interest Income
Interest and fees on loans	$  4,461,307	$  3,768,790
Interest on federal funds sold	286,670	107,037
Interest on deposits with other
 banks	11,039	10,733
Interest on investment securities:
 U. S. Treasury	7,695	24,372
 U. S. government agencies	265,140	217,368
 Mortgage backed securities	5,534	8,349
 State and political subdivisions	18,819	20,852
 Dividends	     20,228	      21,007

Total Interest Income	$ 5,076,432	$  4,178,508


Interest Expense
Interest on deposits	$ 2,529,460	$  1,701,257
Interest on other borrowings	    138,773	      59,834

Total Interest Expense	$  2,668,233	$  1,761,091

Net Interest Income	$  2,408,199	$  2,417,417
Provision for loan losses	     141,500	      87,500

Net interest income after provisions
 for loan losses	$  2,266,699	$  2,329,917


Other Operating Income
Service charge on deposit accounts	$    410,320	$    354,223
Commission on insurance	23,214	28,139
Other income	361,989	179,114
Gain (loss) sale of securities	-	-
Computer income	     134,706	     112,345

Total Other Operating Income	$    930,229	$    673,821

The accompanying notes are an integral part of these financial statements.

                                    6
	SOUTH BANKING COMPANY
	ALMA,     GEORGIA
	CONSOLIDATED STATEMENT OF INCOME AND
	COMPREHENSIVE INCOME (Con't)
	(UNAUDITED)

	Three Months	Three Months
	Ended        	 Ended
	March 31,    	March 31,
	2001         	2000
Other Operating Expenses
Salaries	$    944,876	$    795,413
Profit sharing and other personnel
 expense	179,117	159,088
Occupancy expense	129,016 	98,132
Furniture and fixtures expense	260,753	181,554
Payroll taxes	62,006	50,945
Data processing	72,796	44,546
Other operating expenses	     532,043	     466,964

Total Other Operating Expenses	$  2,180,607	$  1,796,642

Income before income taxes	$  1,016,321	$  1,207,096
Applicable income taxes	     341,674	     403,209

Net income	$    674,647	$    803,887
Other comprehensive income, net of tax
 Unrealized gains (losses) on
  securities	$    149,979		$(   112,425	)

Other comprehensive income (loss)	$    149,979	$(   112,425)

Comprehensive income	$    824,626	$    691,462


Per share data on weighted average
 outstanding shares
Weighted average outstanding shares	$    399,500	     399,500

Net income per share	$      1.689	$      2.012

The accompanying notes are an integral part of these financial statements.

                                   7
	SOUTH BANKING COMPANY
	ALMA,     GEORGIA
	STATEMENT OF CASH FLOWS
	(UNAUDITED)


	Three Months	Three Months
	Ended        	 Ended
	March 31,    	March 31,
	2001         	2000
Cash Flows From Operating Activities:
 Net income	$    674,647	$    803,887
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization	281,660	167,906
  Provision for loan losses	141,500	87,500
 Bond portfolio losses (gains)	-	-
 Gain on sale of other real estate
  owned	-	-
 Increase (decrease) in taxes payable  	 380,666 	345,770
 Increase (decrease) in interest payable  	284,515	118,689
 Increase (decrease) in other liabilities  (  167,985	)	180,249
 (Increase) decrease in interest
  receivable	196,874		(   123,101	)
 (Increase) decrease in prepaid
  expenses	(   45,343	)	(    40,894	)
 (Increase) decrease in other assets          220,526	   (  221,127)
 Recognition of unearned loan income	          -	        9,000

Net Cash Provided (Used) by Operating
 Activities	$ 1,967,060	$  1,327,879

Cash Flows From Investing Activities:
 Proceeds from maturities of investment
  securities - available for sale	$ 6,664,682	$     10,452
 Proceeds from maturities of investment
  security - held to maturity	-	-
 Purchase of investment securities - AFS	( 4,750,000	)	-
 Purchase of investment securities - HTM	-		-
 Net loans to customers	( 4,924,274	)	( 8,827,480	)
 Purchase of premise and equipment	(   201,499	)	(   326,230	)
 Proceeds from sale of equipment	         -	 -
 Proceeds from other real estate owned	-	-
 Purchase of FHLB stock	          -		           -

Net Cash Provided (Used) by Investing
 Activities	$( 3,211,091)	$( 9,143,258)


The accompanying notes are an integral part of these financial statements.

                                    8
    SOUTH BANKING COMPANY
ALMA,     GEORGIA
STATEMENT OF CASH FLOWS (Con't)
(UNAUDITED)


	         Three Months 	Three Months
 	Ended        	 Ended
	March 31,    	March 31,
	2001         	2000

Cash Flows From Financing Activities:
 Net increase (decrease) in demand
  deposits, NOW and money market	$  5,970,898	$  2,669,568
 Net increase (decrease) in savings
  and time deposit	5,153,067	5,449,452
 Net increase (decrease) in borrowings	(    26,384)(   177,531	)
 Dividends paid	-	-
 Redemptions of company stock	-	-
 Federal funds purchased	-	(   450,000)
 Net decrease - note payable - FHLB	(    13,333) (    13,333)

Net Cash Provided (Used) by
 Financing Activities	$ 11,084,248		$  7,478,156

Net Increase (Decrease) in Cash
 and Cash Equivalents	$  9,840,217		$(   337,223)

Cash and Cash Equivalents at
 Beginning of Year	  24,430,193	  15,744,998

Cash and Cash Equivalents at
 End of Period	$ 34,270,410	$ 15,407,775

The accompanying notes are an integral part of these financial statements.

                                    9
	SOUTH BANKING COMPANY
	ALMA,     GEORGIA
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

	The accounting and financial reporting policies of South Banking Company and its subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of South Banking Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of South Banking Company and subsidiaries, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank's 10K for the fiscal year ended December 31, 2000.

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

                              10
SOUTH BANKING COMPANY
ALMA, GEORGIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	The liquidity and capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at March 31, 2001 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 2001, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities. During the three months ended March 31, 2001, total capital increased $824,625 to $19,095,185. This increase in capital resulted from net earnings of $674,647 and an increase of $149,978 in unrealized losses on securities available for sale, net of taxes.

	At March 31, 2001, South Banking Company had one binding commitment for capital expenditures. South Banking Company's subsidiary, Alma
Exchange Bank, had entered into an agreement to remodel its main bank building. Alma Exchange Bank has estimated the final cost to approximate $2,000,000.

Results of Operations

	The following discussion and analysis presents the significant changes in financial condition and the results of operations of South Banking Company and Subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 2000 Form 10-K.

   12
SOUTH BANKING COMPANY
	ALMA,     GEORGIA
	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Con't)

	Since the primary business activities of South Banking Company are conducted through its Banks, this discussion focuses primarily on the financial condition and operations of the Banks. Included in this discussion are forward looking statements based on management's current expectations, actual results, however, may differ. Amounts and percentages used in this discussion have been rounded. The acquisition of the three branches by subsidiary, Pineland State Bank, in July of 2000 has an impact on these comparisons and all comments below should be read taking the acquisition in effect.

Earnings Summary

	Net income for the first quarter of 2001 was $674,647, down $129,240 from $803,887 in the first quarter of 2000. On a per share basis earnings registered a similar decrease from $2.01 to $1.69.
These levels of income represent annualized returns on average assets of 1.19% and 1.80%, respectively. Return on average equity also decreased from 19.90% to 14.44%. Details concerning the Company's results of operations are discussed in the following sections of this report.

	Net interest income for the first quarter of 2001 totaled $2,408,199, down $9,218 from $2,417,417 in the first quarter of 2000.
Interest income is being impacted by the mix of assets, the level of earning assets and the interest rate environment. Average earning assets for the quarter of $202.5 million are $42.1 million in excess of the first quarter 2000 average. These funds have primarily been invested in the loan portfolio until this quarter when loan demand weakened. The rate environment and loan volume has caused loan income to increase $692,517 from $3,768,790 in the first quarter of 2000 to $4,461,307 in the first quarter of 2001. This increase reflects the volitile repricing of the Bank's substantial portfolio of one-year adjustable rate loans; however, the recent decrease in the prime rate has begun to negatively impact interest income.

	Interest expense, the other component of net interest income, increased $907,142 when compared to the first quarter of last year including the fact that the average balance of interest bearing liabilities was up $44.9 million. The overall cost of interest bearing liabilities for the quarter of 5.19% is 15 basis points higher than in the first quarter of 2000, reflecting several rate changes implemented in 2000 that increased rates before rate changes in early 2001 began to lower rates. Many of the higher rates have not matured and overall rates have remained high.

	This combination of higher average balances and higher rates produced a net interest margin of 4.83% for the quarter, down from 5.37% in the first quarter of last year.

  13
SOUTH BANKING COMPANY
ALMA, GEORGIA
MANGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Earnings Summary (Con't)

	The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $141,500 and $87,500 during the three months ended March 31, 2001 and 2000, respectively.

Noninterest Income

	Following is a comparison of noninterest income for the three months ended March 31, 2001 and 2000.

                              Three       Three
                              Months    	Months
     	                	      Ended      	Ended
     	   	                  March 31,  	March 31,
		                  2001  	2000
Service charges on deposits	$  410,320	$  354,223
Other service charges, commissions
 & fees	23,214	28,137
Other income	   496,695	   291,461

Total Noninterest Income	$  930,229	$  673,821


	Total noninterest income for the three months ended March 31, 2001 was $256,408 higher than during the same period in 2000. The primary increase is related to additional computer processing income from nonaffiliated banks and brokerage services and gain from loan sale.

	During the third quarter of 1998, the Bank began offering brokerage services, including stocks, bonds, mutual funds and annuities, to its customers. The effect on the deposit base has been limited as less than one quarter of the total sales have come from Bank deposits. In the long-term, management believes this service could actually increase deposits.

Noninterest Expense

	Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the first quarter of 2001 of $2,180,607 was $383,965, or 21.37% greater than during the first quarter of 2000.

  14
SOUTH BANKING COMPANY
ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense (Con't)

	The majority of this increase was due to the addition of the three branches purchased by Pineland State Bank and includes all areas of expenses. Salaries have increased as a result of the normal growth in assets and normal salary increases. Increases were also experienced in group insurance and pension expense.

	Other non-personnel expense had little change from prior year except for new branch costs. Management expects this trend to remain constant during the remainder of the year.

Income Taxes

	The Company's provision for income taxes, which totaled $341,674 in the first quarter of 2001 and $403,209 in the first quarter of 2000, includes both federal and state income taxes. The effective tax rates during the two periods were 33.6% in 2001 and 33.4% in 2000.

Financial Condition

	Average total assets during the first quarter of 2001 were $226,653,073, up from $178,392,115 from the first quarter of 2000. A detailed discussion of the Bank's financial condition, and its various balance sheet components follows:

Loan Portfolio

	The loan portfolio, which represents South's largest asset, has increased during the first quarter by $4,891,128 to $168,118,807. Competitive pressures from auto manufacturers and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types of loans. Management also believes that with the recent decline in the local farming economy, there exists little opportunity to expand and develop the agricultural loan portfolio. In the year since March 31, 2000, the loan portfolio has increased substantially. Commercial and real estate lending remains the largest part of the portfolio and where the growth is derived.

The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At March 31, 2001, commitments to extend credit, including unused lines of credit, totaled $26,564,000 while letters of credit totaled $344,000.

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

Summary of Past Due Loans and Nonperforming Assets
(in thousands)

                                                 -------March 31-------
		2001   	2000
                                                      (Unaudited)
	Loans past due 90 or more days
      still accruing interest	$   371	$   155

	Nonperforming assets:
	 Nonaccruing loans	$ 1,602	$   843
	 Other real estate owned	    575	    700

		$ 2,177	$ 1,543


	Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers, and other factors. At March 31, 2001, the allowance for loan losses was $2,836,916 or 1.68% of gross loans. Given the inherent risk contained in the portfolio, including the nonaccrual loan described above as well as commitments to extend credit, this level is considered adequate. Management is not aware of any trends, uncertainties or other information relating to the loan portfolio, which it expects will materially impact future operating results, liquidity, or capital resources.

	The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a significant level. The provision totaled $141,500 during the first quarter of 2001 and $87,500 during the first quarter of 2000.

Securities Portfolio and Federal Funds Sold

	The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At March 31, 2001, the held to maturity portfolio totaled $147,379.

  16
SOUTH BANKING COMPANY
ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Securities Portfolio and Federal Funds Sold (Con't)

	Management attempts to emphasize the available for sale port-folio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At March 31, 2001, this portfolio had an estimated fair value of $19,019,093, $97,925 more than the amortized cost. Such excess represents an unrealized gain.

	This portfolio is invested primarily in U.S. Treasury and agency obligations and tax exempt municipals. The treasury and agency portion of the portfolio, including agency backed mortgage securities, total $17,120,917 at quarter end or 89.3% of the available for sale portfolio. Tax exempt municipals totaling $1,539,426 comprised 8.0%. The remainder of the portfolio, which totals $506,128, consists of bank holding company stock.

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

Deposits and Other Funding Sources

	Total deposits at March 31, 2001 of $203,803,180 were up from their year end total of $192,679,215. The first quarter has traditionally been a slow growth period. First quarter deposits have increased $11,123,965.

	Noninterest bearing deposits increased $4,565,065 to $28,863,821 during the quarter. In contrast to this, interest bearing deposits increased $6,558,900 or 3.4%, to $174,939,359 during the quarter.
Increases were experienced in all types of interest bearing deposits.

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


  18
	SOUTH BANKING COMPANY
	ALMA,     GEORGIA
	PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (27) Financial Data Schedule

         The registrant has not filed any reports on Form 8-K during the three month period ended March 31, 2001.

19

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)



Date:  May 1, 2001               By:
                                     Paul Bennett
                                     President


Date:  May 1, 2001               By:
                                     Olivia Bennett
                                     Vice President