Form 10-Q
period 2001-06-30
SOUTH BANKING CO
filed 2001-08-14
CIK 351566

SECURITY AND EXCHANGE COMMISSION
	WASHINGTON, D. C. 20549

	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934




For quarter ended  June 30, 2001     Commission file number    2-71249


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


                                              Yes    X        No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2001.


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









































 SOUTH BANKING COMPANY
	ALMA, GEORGIA
	CONSOLIDATED BALANCE SHEETS
(UNAUDITED)



	June 30,     	December 31,
	2001        	2000

	ASSETS

Cash and due from banks	$  7,926,823	$  8,911,914

Deposits in other banks -
 interest bearing	$    773,000	$    825,279

Investment securities:
 Available for sale	$ 18,165,280 	$ 20,695,055

 Held to maturity	$    147,431	$    147,326

Georgia Bankers stock	$    547,283	$    547,283

Federal Home Loan Bank stock	$    426,100	$    426,100

Federal funds sold	$ 15,214,000	$ 14,693,000

Loans 	$169,637,763	$163,227,679
Less: Unearned discount	(   251,654	)	(   253,273	)
Reserve for loan losses 	 ( 2,889,425) 	 ( 2,728,219)

	$166,496,684	$160,246,187

Bank premises and equipment	$  6,184,574	$  6,111,361

Goodwill	$  1,798,465	$  1,916,358

Other assets	$  5,938,810	$  5,930,175


Total Assets	$223,618,450	$220,450,038

The accompanying notes are an integral part of these financial statements.

	SOUTH BANKING COMPANY
	ALMA, GEORGIA
	CONSOLIDATED BALANCE SHEETS (con't)
(UNAUDITED)


	June 30,     	December 31,
	2001         	2000

	LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing	$ 24,560,245	$ 24,298,756
           Demand - interest bearing	28,718,750	27,404,525
           Savings	11,417,186	11,326,824
           Time	 130,802,359	 129,649,110
	$195,498,540	$192,679,215
Borrowing	6,096,528	6,223,363
Accrued expenses and other
 liabilities	 2,387,570 	2,236,900
Federal funds purchased	169,000	-
Note payable - Federal Home Loan Bank	13,333	   1,040,000

Total Liabilities	$204,164,971	$202,179,478

Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding - June 30,
 2001 and 2000 - 399,500
 and 399,500, respectively	$    399,500	$    399,500
Surplus	3,070,831	3,070,831
Undivided profits	15,896,161	14,887,046
Accumulated other comprehensive
 income	      86,987		 (    86,817)

Total Stockholders' Equity	$ 19,453,479	$ 18,270,560

Total Liabilities and
 Stockholders' Equity	$223,618,450	$220,450,038

The accompanying notes are an integral part of these financial statements.

SOUTH BANKING COMPANY
ALMA, GEORGIA
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three       	Three
	Months      	Months      	Six Months  	Six Months
	Ended       	Ended       	Ended       	Ended
     	June 30,    	June 30,    	June 30,      	June 30,
      2001              2000              2001              2000
Interest Income:
 Interest & fees
  on loans $ 4,281,783	$ 3,897,235	$ 8,743,090	$ 7,666,025
 Interest on federal
  funds sold	232,997	137,279	519,667	244,316
 Interest on deposits
  with other banks	11,729	14,410	22,768	25,143
 Interest on invest-
  ment securities:
  U.S. Treasury	7,757	25,742	15,452	50,114
  Mortgage backed
   securities	4,460	8,530	9,994	16,879
  U.S. Government
   Agencies	224,136	217,863	489,276	435,231
  State & municipal
   subdivisions	18,070	20,852	36,889	41,704
 Other	     14,538	     16,005	     34,766	     37,012

Total Interest
 Income	$ 4,795,470	$ 4,337,916	$ 9,871,902	$ 8,516,424

Interest Expense:
 Interest on
  deposits $ 2,404,585	$ 1,843,246	$ 4,934,045	$ 3,544,503
 Interest on other
  borrowings    129,421	     68,264	    268,194	    128,098

 Total Interest
  Expense $ 2,534,006	$ 1,911,510	$ 5,202,239	$ 3,672,601

Net Interest
 Income	$ 2,261,464	$ 2,426,406	$ 4,669,663	$ 4,843,823

Provision for loan
 losses	    169,000	    109,500	    310,500 	    197,000

Net interest income
 after provision
 for loan losses $ 2,092,464 $ 2,316,906 $ 4,359,163	$ 4,646,823

The accompanying notes are an integral part of these financial statements.

	SOUTH BANKING COMPANY
	ALMA, GEORGIA
	CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME (con't)
(UNAUDITED)


	Three       	Three
        Months      	Months      	Six Months  	Six Months
  	Ended       	Ended      	Ended      	Ended
	June 30,    	June 30,    	June 30,    	June 30,
	2001        	2000        	2001        	2000

Other Operating Income:
 Service charge on
  deposit accounts $   431,045	$   362,003 $   841,365	$   716,226
 Commission on
  insurance	21,848	18,028	45,062	46,167
 Other income	197,529	218,845	559,518	397,959
 Gain (loss) on sale
  of securities	-	4	-	4
 Computer income    132,191	109,212	    266,897	    221,557
Total Other
 Operating Income $   782,613	$   708,092 $ 1,712,842 $ 1,381,913
Other Operating Expenses:
 Salaries	$   968,246	$   914,542 $ 1,913,122 $ 1,709,955
 Profit sharing &
  personnel expense	183,621	    140,686	362,738	    299,774
 Occupancy expense	131,963	    122,636	260,979	    220,768
 Furniture &
  fixtures expense	268,310	216,878	529,063	398,432
 Payroll taxes	62,677	50,366	124,683	101,311
 Data processing	    80,904 	44,184 	153,700	88,730
 Other operating
  expenses	    673,246	    472,603    1,205,289     939,567
Total Other Operating
 Expenses	$ 2,368,967	$ 1,961,895  $ 4,549,574 $ 3,758,537
Income before
 income taxes	$   506,110	$ 1,063,103  $ 1,522,431 $ 2,270,199
Applicable income
 taxes	       171,641	    365,063	    513,315	    768,272

Net Income $   334,469	$   698,040	$ 1,009,116	$ 1,501,927
The accompanying notes are an integral part of these financial statements.

SOUTH BANKING COMPANY
	ALMA, GEORGIA
	CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME (con't)
(UNAUDITED)



	Three       	Three
        Months      	Months       Six Months  	Six Months
        Ended           Ended        Ended      	Ended
 	June 30,    	June 30,     June 30,    	June 30,
    	2001        	2000         2001        	2000

Other Comprehensive
 Income, Net of Tax:
  Unrealized gains
   (losses) on
   securities	$    23,825 $    37,734	$   173,804	$(   74,691)

Other Comprehensive
 Income (Loss)	$    23,825 $    37,734	$   173,804	$(   74,691)

Comprehensive
 Income	      $   358,294 $   735,774	$ 1,182,920	 $ 1,427,236


Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares	    399,500    399,500 	    399,500	    399,500

Net Income	$       .84	$     1.75 $      2.53	$      3.76

The accompanying notes are an integral part of these financial statements.

SOUTH BANKING COMPANY
	ALMA, GEORGIA
	STATEMENT OF CASH FLOWS
(UNAUDITED)


				Six Months   	Six Months
				Ended       	Ended
				June 30,     	June 30,
				2001         	2000
Cash Flows From Operating Activities:
 Net income	$  1,009,116	$  1,501,927
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization	549,473	340,692
  Provision for loan losses	310,500	197,000
 Bond portfolio losses (gains)	-	4
 Gain on sale of other real estate
  owned	-	-
 Increase (decrease) in taxes payable	143,913	49,861
 Increase (decrease) in interest
  payable	83,893		169,286
 Increase (decrease) in other
  liabilities	(    77,136	)	273,220
 (Increase) decrease in interest
  receivable	102,448		(   448,287	)
 (Increase) decrease in prepaid
  expenses	(    66,330)	(    44,292)
 (Increase) decrease in other assets	142,420 (   614,762)
 Recognition of unearned loan income(     1,619)        9,000
Net Cash Used in Operating Activities $  2,196,678$  1,433,649

Cash Flows From Investing Activities:
 Proceeds from sale of investment
  securities - available for sale $          -	$          -
 Proceeds from maturities of
  investment securities - available
  for sale	15,664,682	31,385
 Purchase of investment securities -
  available for sale	(13,150,000)	(   397,414)
 Net loans to customers	( 6,559,378)	(12,778,957)
 Purchase of premise and equipment  (   503,175)  (   983,898)
 Proceeds from maturities of investment
  securities held to maturity	-	400,000
 Purchase of equity securities	-		-

The accompanying notes are an integral part of these financial statements.

    SOUTH BANKING COMPANY
	ALMA, GEORGIA
	STATEMENT OF CASH FLOWS (con't)
(UNAUDITED)

					 Six Months   	Six Months
					 Ended      	Ended
					 June 30,     	June 30,
					 2001        	2000

Cash Flows From Investing Activities (con't):
Purchase of investment securities
  held to maturity	$          - 	$          -
Purchase of FHLB stock	           -		           -

Net Cash Used in Investing Activities  	$( 4,547,871) $(13,728,884)
Cash Flows From Financing Activities:
 Net increase (decrease) in demand
  deposits, NOW and money market	$  1,575,714  $  2,996,417
 Net increase (decrease) in savings
  and time deposit	1,243,611	10,490,691
 Net increase (decrease) in
  borrowings	(   126,835)	587,055
 Net increase (decrease) - FHLB loan	( 1,026,667)	973,334
 Redemptions of company stock	-	-
 Increase (decrease) in federal
  funds purchased   	     169,000		  ( 1,140,000)

Net Cash Provided (Used) From
 Financing Activities	$  1,834,823		$ 13,907,497

Net Increase (Decrease) in Cash
 and Cash Equivalents	$(   516,370)	$  1,612,262

Cash and Cash Equivalents at
 Beginning of Year	  24,430,193	  15,744,998
Cash and Cash Equivalents at
 End of Period	$ 23,913,823	$ 17,357,260

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

	The liquidity and capital resources of the Company is monitored on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at June 30, 2001 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 2001, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities. During the three months ended June 30, 2001, total capital increased $358,294 to $19,453,479. This increase in capital resulted from net earnings of $334,469 and a decrease of $23,825 in unrealized gains on securities available for sale, net of taxes.

	At June 30, 2001, South Banking Company had one binding commitment for capital expenditures. South Banking Company's subsidiary, Alma Exchange Bank, had entered into an agreement to remodel its main bank building. Alma Exchange Bank has estimated the final cost to approximate $2,000,000.

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

Earnings Summary

	Net income for the second quarter of 2001 was $334,469, down $363,571 from $698,040 in the second quarter of 2000. On a per share basis, earnings registered a similar decrease from $1.75 to $.84. These levels of income represent annualized returns on average assets of .60% and 1.53%, respectively. Return on average equity also decreased from 16.90% to 7.09%. Details concerning the Company's results of operations are discussed in the following sections of this report.

	Net interest income for the second quarter of 2001 totaled $2,261,464, down $164,942 from $2,426,406 in the second quarter of 2000.

	Interest income is being impacted by the mix of assets, the level of earning assets and the interest rate environment. Average earning assets for the quarter of $199.5 million are $35.2 million in excess of the second quarter 2000 average. These funds are primarily being invested in the loan portfolio until the first quarter of 2001 when loan demand weakened. The loan volume has caused loan income to increase $457,554 from $4,337,916 in the second quarter of 2000 to $4,795,470 in the second quarter of 2001. This increase reflects the volatile repricing of the Bank's substantial portfolio of one-year adjustable rate loans, as the recent decreases in the prime rate has begun to negatively impact interest income.

	Interest expense, the other component of net interest income, increased $622,496 when compared to the second quarter of last year including the fact that the average balance of interest bearing liabilities was up $37.2 million. The overall cost of interest bearing liabilities for the quarter of 5.04% is 22 basis points lower than in the second quarter of 2000, reflecting several rate changes implemented in 2000 and 2001 that decreased rates. Many of the higher rates have not matured and overall rates have remained high.

SOUTH BANKING COMPANY
ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Earnings Summary (con't)

	This combination of higher average balances and loan rates dropping faster than savings rates produced a net interest margin of 4.53% for the quarter, down from 5.30% in the second quarter of last year.

	The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $169,000 and $109,500 during the three months ended June 30, 2001 and 2000, respectively.

Noninterest Income

	Following is a comparison of noninterest income for the three months ended June 30, 2001 and 2000.


                              Three Months  	Three Months
                              Ended        	Ended
                              June 30,      	June 30,
                              2001         	2000

Service charges on deposits	$     431,045	$     362,003
Other service charges, commissions
 & fees                              21,848	       18,028
Other income	                  329,720	      328,061
Total Noninterest Income	$     782,613	$     708,092


	Total noninterest income for the three months ended June 30, 2001 was $74,521 higher than during the same period in 2000. The primary increase is related to additional computer processing income from nonaffiliated banks and brokerage services and gain from asset sale.

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

SOUTH BANKING COMPANY
ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Noninterest Expense

	Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the second quarter of 2001 of $2,368,967 was $407,077 or 20.75%, greater than during the second quarter of 2000.

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

Income Taxes

	The Company's provision for income taxes, which totaled $171,641 in the second quarter of 2001 and $365,063 in the second quarter of 2000, includes both federal and state income taxes. The effective tax rates during the two periods were 33.9% in 2001 and 34.3% in 2000.

Financial Condition

	Average total assets during the second quarter of 2001 were $222,034,244, up from $162,016,870 from the second quarter of 2000. A detailed discussion of the Bank's financial condition, and its various balance sheet components follows.

Loan Portfolio

	The loan portfolio, which represents South's largest asset, has increased during the second quarter by $1,518,956 to $169,637,763. Competitive pressures from auto manufacturers and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types of loans. Management also believes that with the recent decline in the local farming economy, there exists little opportunity to expand and develop the agricultural loan portfolio; however, in the year since June 30, 2000, the loan portfolio has increased substantially. Commercial and real estate lending remains the largest part of the portfolio.

SOUTH BANKING COMPANY
ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Loan Portfolio (con't)

	The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At June 30, 2001, commitments to extend credit, including unused lines of credit, totaled $27,412,000 while letters of credit totaled $349,000. Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. The following table provides a summary of past due loans and nonperforming assets.


Summary of Past Due Loans and Nonperforming Assets
(in thousands)

                                      ---------June 30,---------
       						2001      	2000
                                    	    (Unaudited)
	Loans past due 90 or more days
	 still accruing interest	$      657	$      564

	Nonperforming assets:
	 Nonaccruing loans	$    1,210	$      734
	 Other real estate owned	       949	       656

		$    2,159	$    1,390


	Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers and other factors. At June 30, 2001, the allowance for loan losses was $2,889,425 or 1.70% of gross loans. Given the inherent risk contained in the portfolio, including the non-accrual loan described above as well as commitments to extend credit, this level is considered adequate. Management is not aware of any trends, uncertainties or other information relating to the loan portfolio which it expects will materially impact future operating results, liquidity, or capital resources.

SOUTH BANKING COMPANY
ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Loan Portfolio (con't)

	The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a significant level. The provision totaled $169,000 during the second quarter of 2001 and $109,500 during the second quarter of 2000.

Securities Portfolio and Federal Funds Sold

	The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At June 30, 2001, the held to maturity portfolio totaled $147,431.

	Management attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At June 30, 2001, this portfolio had an estimated fair value of $18,165,280, $134,863 more than the amortized cost. Such excess represents an unrealized loss.

	This portfolio is invested primarily in U.S. Treasury and agency obligations and tax exempt municipals. The treasury and agency portion of the portfolio, including agency backed mortgage securities, total $16,350,060 at quarter-end or 90.0% of the available for sale portfolio. Tax exempt municipals totaling $1,289,047 comprised 7.1%. The remainder of the portfolio, which totals $526,173, consists of bank holding company stock.

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

SOUTH BANKING COMPANY
ALMA, GEORGIA
MANAGEMENT'S DISCUSSION  AND ANSLYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Deposits and Other Funding Sources

	Total deposits at June 30, 2001 of $195,498,540 were up from their year end total of $192,679,215, but down from the first quarter deposits. The second quarter has traditionally been a slow growth period. Second quarter deposits have decreased $8,304,640.

	Noninterest bearing deposits decreased $4,303,576 to $24,560,245 during the quarter. Interest bearing deposits decreased $4,001,064, or 2.3%, to $170,938,295 during the quarter. Decreases were experienced primarily in all types of interest bearing deposits.

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

		The registrant has not filed any reports on Form 8-K
            during the three month period ended June 30, 2001.

20





SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTH BANKING COMPANY
                                  (Registrant)




Date:  August 13, 2001            By:
                                     Paul T. Bennett
                                     President



Date:  August 13, 2001            By:
                                     Olivia Bennett
                                     Vice President