Form 10-Q
period 2001-09-30
SOUTH BANKING CO
filed 2001-11-14
CIK 351566

SECURITY AND EXCHANGE COMMISSION
	WASHINGTON, D. C. 20549

	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 2001 Commission file number 2-71249

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

                          Yes    X        No



     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2001.


      Common stock, $1.00 par value - 399,500 shares outstanding









	SOUTH BANKING COMPANY


	SOUTH BANKING COMPANY
	ALMA,         GEORGIA




Part I.  Financial Information

         Consolidated Financial Statements  . . . . . . . . . . 4 -10

         Notes to Consolidated Financial Statements . . . . . . 11 -12
         Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . 13 -19


Part II. Other Information  . . . . . . . . . . . . . . . . . .     20


	SOUTH BANKING COMPANY
	ALMA,         GEORGIA
	CONSOLIDATED BALANCE SHEETS
            (UNAUDITED)


	                  September 30,		December 31,
		            2001                    2000
                                    ASSETS

Cash and due from banks	$  7,555,028		$  8,911,914

Deposits in other banks -
 interest bearing	      $  1,273,000	      $    825,279

Investment securities:
 Available for sale 	$ 16,782,932		$ 20,695,055

 Held to maturity	      $    147,483	      $    147,326

Georgia Bankers stock	$    547,283		$    547,283

Federal Home Loan Bank stock	$    426,100	$    426,100

Federal funds sold	$ 13,153,000		$ 14,693,000

Loans 	            $173,767,464		$163,227,679
Less: Unearned discount	(   250,984	)		(   253,273	)
Reserve for loan losses	 ( 2,828,813)     	( 2,728,219	)
                              $170,687,667	$160,246,187

Bank premises and equipment	$  6,486,205	$  6,111,361

Goodwill	                  $  1,739,519	$  1,916,358

Other assets	            $  5,963,879	$  5,930,175

Total Assets	            $224,762,096	$220,450,038

The accompanying notes are an integral part of these financial statements.

4

	SOUTH BANKING COMPANY
	ALMA,         GEORGIA
	CONSOLIDATED BALANCE SHEETS (con't)
            (UNAUDITED)

	                       September 30,	December 31,
	                       2001               2000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - noninterest
                     bearing	$ 25,444,759	$ 24,298,756
           Demand - interest
                     bearing    30,569,752	  27,404,525
           Savings	        10,946,123        11,326,824
           Time	             129,529,117	 129,649,110
	                        $196,489,751	$192,679,215
Borrowing	                     5,895,053	   6,223,363
Accrued expenses and other
 liabilities	               2,449,042	   2,236,900
Federal funds purchased	                 -	           -
Note payable - FHLB	                 -	  1,040,000

Total Liabilities	            $204,833,846	$202,179,478

Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000, shares issued
 and outstanding - September 30, 2001
 and 2000 - 399,500 and 399,500,
 respectively	           $    399,500  	$    399,500
Surplus	                    3,070,831	         3,070,831
Undivided profits	             16,279,377		  14,887,046
Accumulated other comprehensive
 income	                      178,542		(    86,817)

Total Stockholders' Equity	$ 19,928,250	$ 18,270,560

Total Liabilities and
 Stockholders' Equity     	$224,762,096	$220,450,038

The accompanying notes are an integral part of these financial statements.

5

	SOUTH BANKING COMPANY
	ALMA,         GEORGIA
	CONSOLIDATED STATEMENTS OF INCOME
      (UNAUDITED)


	Three     		Three       	Nine       	Nine
	Months      	Months      	Months     	Months
      Ended       	Ended       	Ended      	Ended
	September   	September   	September  	September
      30, 2001    	30, 2000     	30, 2001   	30, 2000

Interest Income:
 Interest & fees
  on loans	$ 4,153,805	 $ 4,442,206	$12,896,895	    $12,108,231
 Interest on
  Federal funds sold 146,261	154,695	    665,928	        399,011
 Interest on deposits
  with other banks	13,288	11,381	36,056	   36,524
 Interest on
  investment
  securities:
  U.S. Treasury	       7,773	19,709	23,225	   69,823
  U.S. Government
   agencies	           207,835	227,944	697,111	  663,175
  Mortgage backed
   bonds     	       3,750	  8,520	 13,744	   25,399
  State & municipal
   Subdivisions	      14,605	 18,880	 51,494	   60,584
 Other	            12,914	 16,301	 47,680	   53,313

Total Interest
 Income	       $ 4,560,231  $ 4,899,636 $14,432,133   $13,416,060
Interest Expense:
 Interest on
  deposits	       $ 2,154,026  $ 2,187,669 $ 7,088,071   $ 5,732,172
 Interest on other
  borrowings	      93,047      147,653     361,241	  275,751

Total Interest
 Expense	       $ 2,247,073  $ 2,335,322 $ 7,449,312   $ 6,007,923
Net interest
 income	       $ 2,313,158  $ 2,564,314 $ 6,982,821   $ 7,408,137
Provision for loan
 losses	           242,500	112,500	553,000	  309,500

Net interest income
 after provision
 for loan losses	 $ 2,070,658  $ 2,451,814 $ 6,429,821   $ 7,098,637

The accompanying notes are an integral part of these financial statements.
6

	SOUTH BANKING COMPANY
	ALMA,         GEORGIA
	CONSOLIDATED STATEMENTS OF INCOME (con't)
      (UNAUDITED)


	Three       	Three       	Nine		      Nine
	Months      	Months      	Months    	 	Months
	Ended       	Ended       	Ended       	Ended
	September   	September   	September   	September
      30, 2001    	30, 2000    	30, 2001    	30, 2000

Other Operating Income:
 Service charge on
  deposit accounts $   472,432 $  441,659	$ 1,313,797	 $ 1,157,885
 Commission on
  Insurance	            17,421     15,293	     62,483	      61,460
 Other income	     143,129     89,459	    702,647      487,418
 Computer processing
  Fees	           132,758    117,312	    399,655	     338,869
 Gain (loss) on sale
  of securities	   (   4,906)         1	  (   4,906)	     5

Total Other
 Operating Income	 $   760,834$   663,724 $ 2,473,676	 $ 2,045,637

Other Operating
 Expenses:
 Salaries	       $ 1,000,467$   753,778	$ 2,913,589	 $ 2,463,733
 Profit sharing &
  personnel expense    178,485    149,459	    541,223      449,233
 Occupancy expense     125,606    113,231	    386,585      333,999
 Furniture &
  fixtures expense     277,118    274,218	    806,181	     672,650
 Payroll taxes	      61,490     54,682	    186,173	     155,993
 Data processing	      81,130     45,543     234,830      134,273
 Other operating
  Expenses	           568,383    796,641	  1,773,672	   1,736,208

Total Other
 Operating Expenses$ 2,292,679$ 2,187,552	$ 6,842,253	 $ 5,946,089

Income before
 income taxes	 $   538,813$   927,986	$ 2,061,244	 $ 3,198,185
Applicable income
 taxes	           155,592    308,203	    668,913	   1,076,475

Net Income	       $   383,221$   619,783	$ 1,392,331	 $ 2,121,710

The accompanying notes are an integral part of these financial statements.
7

	SOUTH BANKING COMPANY
	ALMA,         GEORGIA
	CONSOLIDATED STATEMENTS OF INCOME
      AND COMPREHENSIVE INCOME (con't)
      (UNAUDITED)


	Three       	Three       	Nine		     Nine
	Months      	Months      	Months	     Months
	Ended       	Ended       	Ended            Ended
	September   	September   	September        September
      30, 2001    	30, 2000    	30, 2001   	     30, 2000

Other comprehensive
 income, net of tax:
 Unrealized gains
 (losses) on
  Securities  $    91,555	$ 77,320	$   265,359	   $   2,629

Other Comprehensive
 Income (Loss)$    91,555	$ 77,320	$   265,359	   $   2,629

Comprehensive
 Income	 $   474,776	$ 697,103	$ 1,657,690	   $ 2,124,339

Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares	     399,500	 399,500	 399,500	   399,500

Net Income	 $       .96   $      1.55 $      3.49	$     5.31

The accompanying notes are an integral part of these financial statements.
8

SOUTH BANKING COMPANY
ALMA,         GEORGIA
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months  	Nine Months
     	Ended        	Ended
	September    	September
      30, 2001          30, 2000

Cash Flows from Operating Activities:
 Net income	$  1,392,331	$  2,121,710
 Add expenses not requiring cash:
  Provision for depreciation and
   Amortization	810,920	581,744
  Provision for loan losses	553,000	309,500
 Bond portfolio gains (losses)(     4,906	)	5
 Gain on sale of other real estate owned	-	-
 Increase (decrease) in taxes payable	97,309	40,049
 Increase (decrease) in interest
  payable	105,642		431,771
 Increase (decrease) in other liabilities	9,191	361,284
 (Increase) decrease in interest
  receivable	         17,563		(   815,180	)
 (Increase) decrease in prepaid expenses	(   187,837	)(    39,785)
 (Increase) decrease in other assets	(   102,956	) ( 1,080,917)
 Recognition of unearned loan income	(     2,289	) (     2,342)

Net Cash Used in Operating Activities	$  2,687,968 $  1,907,839

Cash Flows from Investing Activities:
 Proceeds from sale of investment
  securities - available for sale	$    295,094	$          -
 Proceeds from maturities of
  investment securities - available
  for sale	21,894,982		 1,298,593
 Purchase of investment securities -
  available for sale	(17,842,279	)	( 1,740,917	)
 Net loans to customers	(10,992,191	)	(14,719,953	)
 Purchase of premise and equipment	( 1,580,162	)	( 1,180,737	)
 Proceeds from sale of premises and
  equipment	645,197	-
 Proceeds from maturity of investment
  securities - held to maturity	-		500,000
 Purchase of investment securities -
  held to maturity	-		-
 Purchase of equity securities 	-			-
 Premium paid for branch deposits	-		( 2,000,000	)


The accompanying notes are an integral part of these financial statements.
9

SOUTH BANKING COMPANY
ALMA,          GEORGIA
STATEMENTS OF CASH FLOWS
(UNAUDITED)

      Nine Months  	 Nine Months
	Ended        	 Ended
	September    	 September
      30, 2001           30, 2000

Cash Flows from Investing Activities: (con't)
Purchase of branch fixed assets	$          -	$( 1,200,000)
Net purchase of branch loans and deposits			(   993,634	)
Purchase of FHLB stock	                   -		       -

Net Cash Used in Investing Activities	$( 7,579,359)$(20,036,648)

Cash Flows from Financing Activities:
 Net increase(decrease)in demand
  deposits, NOW and money market	$  4,311,230	$( 1,535,390)
 Net increase(decrease)in savings
  and time deposits	(   500,694	)	18,041,032
 Net increase(decrease)in borrowings	(   328,310	)  3,557,456
 Dividends paid	-		-
 Redemptions of company stock	          -	 -
 Increase(decrease)in federal
  funds sold	-		( 1,140,000	)
 Increase(decrease)note payable - FHLB	 ( 1,040,000) 1,960,000

Net Cash Provided (Used) From
 Financing Activities	$  2,442,226	$ 20,883,098

Net Increase(Decrease)in Cash
 and Cash Equivalents	$( 2,449,165)	$  2,754,289
Cash and Cash Equivalents at
 Beginning of Period	 24,430,193		  15,744,998
Cash and Cash Equivalents at
 End of Period	$ 21,981,028	$ 18,499,287

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

	The liquidity and capital resources of the Company are monitored
on a periodic basis  by State and  Federal regulatory authorities.   As
determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at September 30, 2001 were considered satisfactory but on the lower level. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity.
At September 30, 2001, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities. During the three months ended September 30, 2001, total capital increased $474,771 to $19,928,250. This increase in capital resulted from net earnings of $383,216 and an increase of $91,555 in unrealized gains on securities available for sale, net of taxes.

	At September 30, 2001, South Banking Company had no binding commitments for capital expenditures. South Banking Company's subsidiary, Alma Exchange Bank, had entered into an agreement to
remodel its main bank building.   Alma Exchange  Bank  has estimated
the final cost to approximate $2,000,000. As of September 30, 2001, $1,375,000 had been paid.

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

Earnings Summary

	Net income for the third quarter of 2001 was $383,217, down $236,566 from $619,783 in the third quarter of 2000. On a per share basis, earnings registered a similar decrease from $1.55 to $.96. These levels of income represent annualized returns on average assets of .69% and 1.31%. respectively. Return on average equity also decreased from 14.69% to 8.03%. Details concerning the Company's results of operations are discussed in the following sections of this report.

	Net interest income for the third quarter of 2001 totaled
$2,313,158, down $251,156 from $2,564,314 in the third quarter of 2000.

	Interest income is being impacted by the mix of assets, the level of earning assets, and the interest rate environment. Average earning assets for the quarter of $203.3 million are 14.7 million in excess of the third quarter 2000 average. These funds are primarily being invested in the loan portfolio. The prime interest rate has been cut nine times since January 1, 2001 resulting in a reduction of 4% during this period. While loan volume increases has created additional interest income; the drop in interest rates have been of such magnitude that loan interest income has decreased $288,401 from $4,442,206 in the third quarter of 2000 to $4,153,805 in the third quarter of 2001. This decrease reflects the volatile repricing of the Banks' substantial portfolio of one year adjustable and fixed rate loans.

	Interest expense, the other component of net interest income, decreased $88,249 when compared to the third quarter of last year including the fact that the average balance of interest bearing liabilities was up $22.2 million. The overall cost of interest bearing liabilities for the quarter of 5.07% is 51 basis points lower than in the third quarter of 2000, reflecting several rate changes implemented in late 2000 and 2001 that decreased rates. Many of the higher rates have not matured and overall rates have remained high.

SOUTH BANKING COMPANY
ALMA,         GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Earnings Summary (con't)

	This combination of higher average balances and loan rates dropping faster than savings rates produced a net interest margin of 3.81% for the quarter, down from 4.81% in the third quarter of last year.

	The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $242,500 and $112,500 during the three months ended September 30, 2001 and 2000, respectively.

Noninterest Income

	Following is a comparison of noninterest income for the three months ended September 30, 2001 and 2000.

		Three Months  	Three Months
		Ended         	Ended
		September 30, 	September 30,
		2001              2000

Service charges on deposits	$     472,432	$    441,659
Other service charges, commissions
 & fees	                         17,421 	      15,293
Other income	      270,981	     206,772

Total Noninterest Income	$     760,834	$    663,724


   Total noninterest income for the three months ended September 30, 2001 was $97,110 higher than during the same period in 2000. The primary increase is related to additional computer processing income from nonaffiliated banks and brokerage services and service charges.

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

SOUTH BANKING COMPANY
ALMA,         GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Noninterest Expense

	Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the third quarter of 2001 of $2,292,679 was $105,127 or 4.58% greater than during the third quarter of 2000.

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

Income Taxes

	The Company's provision for income taxes, which totaled $155,596 in the third quarter of 2001 and $308,203 in the third quarter of 2000, includes both federal and state income taxes. The effective tax rates during the two periods were 28.9% in 2001 and 33.2% in 2000.

Financial Condition

	Average total assets during the third quarter of 2001 were $224,190,273, up from $204,457,000 from the third quarter of 2000. A detailed discussion of the Bank's financial condition and its various balance sheet components follows:

Loan Portfolio

	The loan portfolio, which represents South's largest asset, has increased during the third quarter by $4,129,701 to $173,767,464. Competitive pressures from auto manufacturers and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types Loans. Management also believes that with the recent decline in the local farming economy, there exists little opportunity to expand and develop the agricultural loan portfolio; however, in the year since June 30, 2001, the loan portfolio has increased substantially. Commercial and real estate lending remains the largest part of the portfolio.

	The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the
financing needs of its customers.    These financial instruments
include commitments to extend credit and letters of credit.

SOUTH BANKING COMPANY
ALMA,         GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION


Loan Portfolio (con't)

Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At September 30, 2001, commitments to extend credit, including unused lines of credit, totaled $23,415,000 while letters of credit totaled $603,000.

	Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. The following table provides a summary of past due loans and nonperforming assets.


Summary of Past Due Loans and Nonperforming Assets
(in thousands)


                                      -------September 30,------
                                        2001          2000
                                            (Unaudited)
	Loans past due 90 or more days
	 still accruing interest	$       199	$       806

	Nonperforming assets:
	 Nonaccruing loans	$     1,579	$       862
      Other real estate owned	      1,048 	      1,408
                              $     2,627	    $     2,270

	 Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers, and other factors. At September 30, 2001, the allowance for loan losses was $2,828,813 or 1.63% of gross loans. Given the inherent risk contained in the portfolio, including the nonaccrual loans described above as well as commitments to extend credit, this level is considered adequate. Management is not aware of any trends, uncertainties, or other information relating to the loan portfolio, which it expects will materially impact future operating results, liquidity, or capital resources.

	The provision for loan losses is a charge to earnings, which is made to maintain the allowance for loan losses at a significant level. The provision totaled $242,500 during the third quarter of 2001 and $112,500 during the third quarter of 2000.

SOUTH BANKING COMPANY
ALMA,         GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Securities Portfolio and Federal Funds Sold

	The Banks' securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At September 30, 2001, the held to maturity portfolio totaled $147,483.

	Management attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At September 30, 2001, this portfolio had an estimated fair value of $16,782,932, $283,400 more than the amortized cost. Such deficit represents an unrealized gain.

	This portfolio is invested primarily in U.S. Treasury and agency obligations and tax exempt municipals. The treasury and agency portion of the portfolio, including agency backed mortgage securities, total $15,537,119 at quarter-end or 92.5% of the available for sale portfolio. Tax exempt municipals totaling $995,813 comprised 5.9%.
The remainder of the portfolio, which totals $250,000, consists of bank company stock.

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

Deposits and Other Funding Sources

	Total deposits at September 30, 2001 of $196,489,751 were up from their year end total of $192,679,215, and up from the second quarter deposits. The third quarter has traditionally been a slow growth period. Third quarter deposits have increased $991,211.

SOUTH BANKING COMPANY
ALMA,         GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONNS


Deposits and Other Funding Sources (con't)

	Noninterest bearing deposits increased $884,514 to $25,444,759 during the quarter. Interest bearing deposits increased $106,697, or .2% to $171,044,992 during the quarter. Increases were experienced primarily in new accounts and time certificates with decrease in savings accounts.

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

SOUTH BANKING COMPANY
ALMA,         GEORGIA
PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (27) Financial Data Schedule

	     The registrant has not filed any reports on form 8-K during the nine-month period ended September 30, 2001.



	SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             	SOUTH BANKING COMPANY
                                    (Registrant)



Date: November 5, 2001   	By: Paul T. Bennett
                                  President


Date: November 5, 2001        By: Olivia Bennett
                                  Vice President