Form 10-K
period 2001-12-31
SOUTH BANKING CO
filed 2002-04-01
CIK 351566

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

              For the fiscal year ended December 31, 2001
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

              Class                        Outstanding at  February  28,
2002
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

                                 PART 1.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING INFORMATION

      Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

     o changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

     o changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

     o changes in local economic and business conditions which adversely affect the Company's customers and their ability to transact
	 profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral;

     o increased competition for deposits and loans adversely affecting rates and terms;

     o the timing, impact and other uncertainties of the Company's potential future acquisitions, including the Company's ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the Company's ability to enter new markets successfully and capitalize on growth opportunities;

     o increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

     o the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

     o changes in the availability of funds resulting in increased costs or reduced liquidity;

     o    changes in the Company's ability to pay dividends on its Common
       Stock;

     o increased asset levels and changes in the composition of assets and the resulting impact on the Company's capital levels and regulatory capital ratios;

                                    1

     o the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

     o the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

     o changes in statutes and government regulations or their interpretations applicable to bank holding companies and the Company's present and future banking and other subsidiaries, including changes in tax requirements and tax rates;

     o all written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

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

The Banks

      The Banks operate full service banking business in Bacon, Appling, Candler, Tattnall, Bulloch, and Camden Counties, Georgia, providing such customary banking services as checking and savings accounts, various other types of time deposits, safe deposit facilities and money transfers. The Banks also finance commercial and agricultural transactions, make secured and unsecured loans, and provide other financial services to its customers. The Banks do not conduct trust activities. On December 31, 2000, Alma Bank and Peoples Bank ranked, on the basis of total deposits, as the 202nd and 272nd largest banks among 338 banks in Georgia. Citizens Bank, one of five banking operations in Camden County, ranked the 303rd largest bank among 338 banks in Georgia; and Pineland Bank, one of two banking operations in Metter, Georgia, ranked the 220th largest bank among 338 banks in Georgia, Sheshunoff's Banks of Georgia (2001 edition).

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

      At December 31, 2001, the Banks had correspondent relationships with 6 other commercial banks. These correspondent banks provide certain services to the banks such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for the services, the Banks maintain certain balances with its correspondents in non-interest bearing accounts.

                                    3
Employees

      On December 31, 2001, the Registrant and its subsidiaries had 94 full-time and 20 part-time employees. The Registrant is not a party to any collective bargaining agreement and employee relations are deemed to be good.

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

                                    4

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

                                   6

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

      The written policies of the Georgia Department of Banking and Finance (the "DBF") require that state banks in Georgia generally maintain a minimum ratio of primary capital to total assets of 6.0%. At December 31, 2001, the Banks were in compliance with these requirements. In addition, the DBF is likely to compute capital obligations in accordance with the risk-based capital rules while continuing to require a minimum absolute level of capital.
                                   7

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

      On August 8, 1995, the FDIC lowered the BIF premium for "healthy" banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On November 14, 1995, the FDIC again lowered the BIF premium for "healthy" banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). All of the Subsidiary Banks are insured under the BIF fund and it is expected that they will be required to pay only the legally required annual minimum payments during 2002.

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

      These regulations have had little or no effect on South and the Subsidiary Banks. Congress and various Federal agencies (including Housing and Urban Development, the Federal Trade Commission and the Department of Justice)(collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

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

       Banking organizations are prohibited under the Act from participating in new financial affiliations unless their depository institution subsidiaries are well capitalized and well managed. Regulators are required to address any failure to maintain safety and soundness standards in a prompt manner. In addition, regulators must prohibit holding companies from participating in new financial affiliations if, at the time of certification, any insured depository affiliate had received a less- than-satisfactory Community Reinvestment Act ("CRA") rating at its most recent examination.

      Affiliation Authority - The Act amends section 4 of the Bank Holding Company Act ("BHCA") to provide a new framework for engaging in new financial activities. Those bank holding companies ("BHCs") that qualify to engage in the new financial activities are designated as financial holding companies ("FHCs"). New provisions of the BHCA permit BHCs that qualify as FHCs to engage in activities, and acquire companies engaged in activities that are financial in nature or incidental to such financial activities. FHCs are also permitted to engage in activities that are complementary to financial activities if the Board of Governors of the Federal Reserve Bank ("FRB Board") determines that the activity does not pose a substantial risk to the safety or soundness of the institution or the financial system in general.

      The FRB Board may act by either regulation or order in determining what activities are financial in nature, incidental to financial in nature, or complementary. In doing so, the FRB must notify the Treasury of requests to engage in new financial activities and may not determine that an activity is financial or incidental to a financial activity if Treasury objects.

      Furthermore, Treasury may propose that the Board find a particular activity financial in nature or incidental to a financial activity. The Act establishes a similar procedure with regard to the Treasury's (acting through the Office of the Comptroller of the Currency ("OCC") determination of financial activities and activities that are incidental to financial activities for subsidiaries of national banks. Congress intends for the Federal Reserve and Treasury to establish a consultative process that will negate the need for either agency to veto a proposal of the other agency.

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

      Privacy - The Act imposes a number of new restrictions on the ability of financial institutions - read as any entity offering financial products, including banks, insurance companies, securities houses, and credit unions - to share nonpublic personal information with nonaffiliated third parties. Specifically, the bill:

o requires financial institutions to establish privacy policies and disclose them annually to all their customers, setting forth how the institutions share nonpublic personal financial information with affiliates and third parties

o directs regulators to establish regulatory standards that ensure the security and confidentiality of customer information

o      permits  customers  to  prohibit  (opt-out-of  permitting)   such
  institutions   from  disclosing  personal  financial  information   to
  nonaffiliated third parties

o prohibits transfer of credit card or other account numbers to third-party marketers

o      prohibits  pretext  calling  (that  is,  makes  it  illegal   for
  information brokers to call banks to obtain customer information with the intent to defraud the bank or customer)

o protects stronger state privacy laws, as well as those not "inconsistent" with these Federal rules

o requires the Treasury and other Federal regulators to study the appropriateness of sharing information with affiliates, including considering both negative and positive aspects of such sharing for consumers.

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

      Bankruptcy Legislation - Although proposed bankruptcy legislation is not finalized and signed into law, it appears that the final legislation may assist in reducing the number of voluntary liquidation bankruptcies. This legislation may be of long-term benefit to financial institutions and other creditors.
                                   12

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

                                   13

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

                                   14

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

       In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of SFAS 140 did not have a significant effect on the company.

      In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142,
"Goodwill and Other Intangible Assets"("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective in the first quarter of 2002. The provisions of these statements did not have an effect on the company.

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

                                   15

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

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIALS

A. The condensed average balance sheets for the periods indicated are presented below.
                         Year Ended       Year Ended         Year Ended
                         December  31,    December  31,      December 31,
                         2001             2000               1999
ASSETS                                  (In Thousands)
Cash and due from banks $     6,705      $     6,283         $     7,836
Cash in bank - interest
 bearing                        957              822               1,355
Taxable investment
 securities                  16,518           16,884              15,905
Nontaxable investment
 securities                   1,326            1,613               1,825
Ohers                         1,343            1,487               1,435
Federal funds sold and securities
 purchased under agreements to
 resell                      18,028            9,945               8,757
Loans - net                 166,639          148,195             121,166
Other assets                 14,555           10,762               8,031

Total Assets            $   226,071      $   195,991         $   166,310

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: Demand - non-interest
           bearing      $    24,903      $    22,444         $    20,341
     Demand - interest
       bearing               30,600           24,959              23,777
     Savings                 11,809           11,122              10,674
     Time                   131,154          114,026              92,406
Total Deposits          $   198,466      $   172,551         $   147,198
Federal funds purchased          23              114                  55
Other borrowed funds          6,065            4,518               3,087
Other liabilities             2,453            1,768                 962

Total Liabilities       $   207,007      $   178,951         $   151,302
Shareholders' equity         19,064           17,040              15,008

Total Liabilities and
 Shareholders' Equity   $   226,071      $   195,991         $   166,310

B.  Interest  Rates.  The tables below show for the periods  indicated
    the  average  amount   outstanding   for   major   categories   of
    interest
    earning  assets  and  interest bearing  liabilities;  the  average interest rates earned or paid; the interest income and expense earned or paid thereon; net interest earnings and the net yield on interest-earning assets.
                                   16
                                     Year Ended December 31, 2001
                              Average        Yield/
                              Balance        Interest      Rate
ASSETS                                       (In Thousands)
Cash in banks - interest
     bearing                 $      957     $       54     5.64%
Loans                           166,639         16,737    10.04%
Taxable  investments             16,518            947     5.73%
Non-taxable investments           1,326             66     4.97%
Other                             1,343             60     4.47%
Federal funds sold and
 securities purchased
  under agreements to resell     18,028            741     4.11%
Total Interest-Bearing
     Assets                  $  204,811     $   18,605     9.08%

LIABILITIES
Demand - interest bearing    $   30,600     $      694     2.27%
Savings  deposits                11,809            314     2.65%
Other  time deposits            131,154          7,897     6.02%
Other  borrowing                  6,065            429     7.07%
Federal funds purchased              23              1     4.34%
Total Interest-Bearing
     Liabilities             $  179,651     $    9,335     5.20%

Net interest earnings                       $    9,270
Net yield on interest earning assets                       3.88%

                                 Year Ended December 31, 2000
                              Average        Yield/
                              Balance        Interest      Rate
ASSETS                                       (In Thousands)
Cash in banks - interest
 bearing                     $     822      $       53     6.44%
Loans                          148,195          16,604    11.20%
Taxable investments             16,884           1,021     6.05%
Non-taxable investments          1,613              79     4.90%
Other                            1,487              73     4.91%
Federal funds sold and
 securities purchased under
 agreements to resell            9,945             623     6.26%
Total Interest-Bearing
 Assets                      $ 178,946      $   18,453    10.31%

LIABILITIES
Demand - interest bearing    $  24,959      $     648      2.59%
Savings deposits                11,122            359      3.23%
Other time deposits            114,026          7,115      6.24%
Other borrowing                  4,518            448      9.91%
Federal funds purchased            114              8      7.02%
Total Interest-Bearing
 Liabilities                 $ 154,739      $   8,578      5.54%

Net interest earnings                       $   9,875
Net yield on interest earning assets                       4.77%

                                 Year Ended December 31, 1999
                             Average          Yield/
                             Balance          Interest           Rate
ASSETS                                    (In Thousands)
Cash in banks - interest
      bearing               $    1,355       $      78           5.75%
Loans                          121,166          12,859          10.61%
Taxable investments             15,905             936           5.88%
Non-taxable investments          1,825              87           4.77%
Other                            1,435              96           6.68%
Federal funds sold and
 securities purchased
 under agreements to resell      8,757             462           5.28%
Total Interest-Bearing
 Assets                     $  150,443       $  14,518           9.65%

LIABILITIES
Demand - interest bearing   $   23,777       $     633           2.66%
Savings deposits                10,674             352           3.30%
Other time deposits             92,406           5,037           5.45%
Other borrowing                  3,087             236           7.65%
Federal funds purchased             55               3           5.45%
Total Interest-Bearing
 Liabilities                $  129,999       $   6,261           4.82%

Net interest earnings                        $   8,257
Net yield on interest earning assets                             4.83%

(1) Note: Loan fees are included for rate calculation purposes. Loan fees included in interest amounted to approximately $1,208,871 in 2001, $999,520 in 2000 and $892,522 in 1999. Non accrual loans have been included in the average balances.

C.    Interest Differentials.  The  following  tables  set   forth   for
the   periods indicated a summary of the changes in interest  earned and interest paid resulting from changes in volume and changes in rates.

2001 Compared to 2000
                                    Increase (Decrease) Due to (1)
                              Volume         Rate          Change
Interest earned on:                         (In Thousands)
Cash in banks - interest
  bearing                    $      9       $(      8)     $        1
Loans                           2,066        (  1,933)            133
Taxable investments           (    22)       (     52)      (      74)
Nontaxable investments        (    14)              1       (      13)
Other                         (     7)       (      6)      (      13)
Federal funds sold and
 securities purchased under
  agreement to resell             505        (    387)            118

Total Interest-Earning Assets $  2,537      $(  2,385)     $      152

2001 Compared to 2000 (Con't)

                                    Increase (Decrease) Due to (1)
                              Volume         Rate          Change
                                            (In Thousands)
Interest paid on:
  NOW deposits              $    144        $(     98)    $       46
  Savings deposits                22         (     67)     (      45)
  Other time deposits          1,070         (    288)           782
  Other borrowing                153         (    172)     (      19)
  Federal funds purchased    (     6)        (      1)     (       7)

Total Interest-Bearing
  Liabilities               $  1,383        $(    626)    $      757

Net  Interest Earnings      $  1,154        $(   1,759)   $(     605)

(1) The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to average balances outstanding in the later year.

2000 Compared to 1999
                                    Increase (Decrease) Due to (1)
                              Volume         Rate          Change
Interest earned on:                         (In Thousands)
Cash in banks - interest
  bearing                  $(     31)      $     6       $(      25)
Loans                          2,867           878            3,745
Taxable investments               57            28               85
Nontaxable investments      (     10)            2        (       8)
Other                              3        (   26)       (      23)
Federal funds sold and
 securities purchased under
    agreement   to   resell       63            98              161

Total Interest-Earning Assets$  2,949      $   986       $    3,935


Interest paid on:
  NOW deposits            $      31        $(    16)     $       15
  Savings deposits               14         (     7)              7
  Other time deposits         1,178             900           2,078
  Other   borrowing             109             103             212
  Federal funds purchased         3               2               5

Total Interest-Bearing
 Liabilities              $   1,335        $    982      $    2,317

Net Interest Earnings     $   1,614        $      4      $    1,618

(1) The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to average balances outstanding in the later year.

1999 compared to 1998
                                    Increase (Decrease) Due to (1)
                              Volume         Rate          Change
Interest earned on                          (In Thousands)
Cash in banks - interest
  bearing                  $(      3)       $(      1)     $(        4)
Loans                          1,084         (    377)             707
Taxable investments         (     38)              38                -
Nontaxable investments      (      7)               2       (        5)
Other                             24               14               38
Federal funds sold and
 securities purchased under
  agreement to resell       (    137)        (      2)      (      139)

Total Interest-Earning Assets $   923       $(    326)     $       597

Interest paid on:
  NOW deposits             $       31       $(     76)     $(       45)
    Savings   deposits             52              12               64
  Other time deposits             372        (    499)      (      127)
  Other borrowing           (      23)       (      3)      (       26)
  Federal funds purchased           3               -                3

Total Interest-Bearing
  Liabilities              $      435      $(     566)     $(      131)

Net Interest Earnings      $      488      $      240      $       728

(1) The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding from one year to the next. The change in interest due to rate has been determined by applying the change in rate from one year to the next to average balances outstanding in the later year.

II.  INVESTMENT PORTFOLIO

A. Types of Investments The carrying amounts of investment securities at the dates indicated are summarized as follows:

	                        Year Ended     Year Ended    Year Ended
      	                  December 31,   December 31,  December 31,
                              2001           2000          1999
                                            (In Thousands)
U. S. Treasury and other
 U. S. government agencies
 and corporations             $    15,691    $    18,449   $    16,292
State and political
 subdivisions (domestic)            1,131          1,529         1,714
Mortgage backed securities            236            399           502
Equities                              262            465           545

Totals                        $    17,320    $    20,842   $    19,053

B. Maturities The amounts of investment securities in each category as of December 31, 2001 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, (4) after ten years.

                  U. S. Treasury
                  and Other U. S.
                  Government        State
                  Agencies and      and Political     Mortgage Backed
                  Corporations      Subdivisions      Securities
                            Average          Average
                            Yield            Yield             Average
                 Amount     (1)     Amount   (1)(2)   Amount   Yield
                                       (In Thousands)
Maturity:
One year or less  $  1,962    4.46% $   359     8.14%$     -        -
After one year
 through five years 10,815    5.00      309    7.35        -        -
After five years
 through ten years   2,914   4.92       103    7.33        -       -
After ten years          -      -      360     9.14      236     7.27

Totals            $ 15,691    4.92%  $ 1,131     8.17% $   236   7.27%

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

(2) Yields on securities of state and political subdivisions are stated on a tax equivalent basis, using a tax rate of 34%.

III.  Loan Portfolio

   A. Types of Loans The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan.

                            Year Ended     Year Ended  	Year Ended
                            December 31,   December  31,	December 31,
                            2001           2000             1999
(In Thousands)
Commercial, financial and
 agricultural                 $    49,558    $    42,973   $    34,607
Real  estate - mortgage            85,876         81,314        62,829
Real  estate - construction         9,015          7,646        13,413
Installments                       27,929         31,294        21,433

                              $   172,378    $   163,227   $   132,282
Less - Unearned income                289            253           216
       Reserve for possible
         losses                     2,756          2,728         2,169

Total   Loans                 $   169,333    $   160,246       129,897

B. Maturities and Sensitivity to Changes in Interest Rates The amount of total loans by category outstanding as of December 31, 2001 which, based on remaining repayments of principal, are due in (1) one year or less, (2) more than one year but less than five and (3) more than five years are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                     Maturity Classification
                                    Over One
                        One Year    Through       Over
                        or Less     Five Years    Five Years  Total
Types of Loans                             (In Thousands)
Commercial,
 financial and
 agricultural           $  21,309   $   13,789    $ 14,460   $  49,558
Real estate
    mortgage               37,159       29,669      19,048      85,876
Real estate
    construction            4,178        1,331       3,506       9,015
Installment                 8,736       13,320       5,873      27,929

Total loans due
 after one year
 with:
 Predetermined
  interest rate                         50,484
 Floating interest
  rate                                  48,512

C.   Nonperforming  Loans  The following table presents,  at  the  dates
indicated,  the  aggregate  amounts  of  nonperforming  loans  for   the
categories indicated.
                             Year Ended     Year Ended    Year Ended
                             December 31,   December 31,  December 31,
                             2001           2000          1999
                                            (In Thousands)
Loans accounted for on a
 non-accrual basis            $     1,002    $       876   $       422

Loans contractually past
 due ninety days or more
 as to interest or principal
 payments                           1,028            734           419

Loans, the terms of which
 have been renegotiated to
 provide a reduction or
 deferral of interest or
 principal because of a
 deterioration in the financial
 position of the borrower               4              8            29

C. Nonperforming Loans - (con't)

                              Year Ended     Year Ended    Year Ended
                              December 31,   December 31,  December 31,
                              2001           2000          1999
                                            (In Thousands)
Loans now current about which
 there are serious doubts as
 to the ability of the borrower
 to comply with present loan
 repayment terms                      -               -               -

      Loans are placed on non-accrual basis when loans are past due ninety days or more. Management can elect not to place loans on non-accrual status if net realizable value of collateral is sufficient to cover the balance and accrued interest.

D. Commitments and Lines of Credit The banks provide commitments and lines of credit to their most worthy customers only. Commitments are for short terms, usually not exceeding 30 days, and are provided for a fee of 1% of the amount committed. Lines of credit are for periods extending up to one year. No fee is usually charged with respect to the unused portion of a line of credit. Interest rates on loans made pursuant to commitments or under lines of credit are determined at the time that the commitment is made or line is established.
                                   23
E. Rate Sensitivity Analysis

                              SOUTH BANKING COMPANY
                                DECEMBER 31, 2001
                               INTEREST RATE RISK

Note:  Dollar amounts in columns are cumulative amounts

Total assets on this date equaled $224,791

Interest Rate Risk      0 - 3      0 - 12      0 to 3     0 to 5     0 - 15
                        Months     Months      Years      Years      Years
Rate sensitive assets:
 Securities (fixed rates)$   -    $  4,483     $7,837     $ 15,711  $  16,823
 Securities (floating rates) 236       236        236        236          236
 Mutual funds @ UVEST         57       45          57         57           57
 CD's at banks               797    1,174       1,273      1,273        1,273
 Loans (fixed rates)      19,975   44,265      73,030     83,519       93,379
 Loans (floating rates)   74,473   75,893      75,893     75,893       75,893
 Federal funds sold       10,252   10,252      10,252     10,252       10,252
Total rate sensitive
  assets                $105,790 $136,348    $168,578 $  186,941 $    197,913

Rate sensitive liabilities:
 CD/IRA's under $100M   $ 30,333  $ 83,714   $ 90,930  $  91,426  $     91,426
 CD/IRA's => $100M         8,589    30,200     31,760     31,760        31,760
 Regular savings/Christmas11,510    11,510     11,510     11,510        11,510
 Now/Super Now            23,382    23,382     23,382     23,382       23,382
 Money market deposit      7,923     7,923      7,923      7,923        7,923
 Treasury, tax & loan note    35        35         35         35           35
 Federal funds purchased       0         0          0          0            0
 Note payable-Ford Motor       3         7          7          7            7
 Note payable-Banker's Bank    0       325      1,125      2,125       4,725
 Note payable-Waycross
   Bank & Trust                0         0          0          0           0
 Note payable-Banker's
   Bank (BDS)                 51       204         612        849         849
 Note payable-FHLB         1,500     1,500       1,500      1,500       1,500
Total rate sensitive
   liabilities          $ 83,326  $158,800    $168,784 $  170,517 $   173,117

Rate sensitive assets
 less Rate sensitive
 liabilities            $ 22,464  $(22,452)   $(   206)$   16,424 $    24,796

Rate sensitive assets
 less Rate sensitive
 liabilities/Total assets   9.99%  (9.99%)     ( 0.09%)     7.31%      11.03%

Rate sensitive assets/
Rate sensitive liabilities 126.96%  85.86%      99.88%     109.63%    114.32%


                                       24
E.   Rate Sensitivity Analysis

                          SOUTH BANKING COMPANY
                            DECEMBER 31, 2001

     The rate sensitivity analysis table is designed to demonstrate South's sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of South's assets and liabilities for the period shown. A ratio of greater than 1.0 times interest earnings assets to interest bearing liabilities indicates that an increase in interest rates will generally result in an increase in net income for South and a decrease in interest rates will result in a decrease in net income. A ratio of less than 1.0 times earnings assets to interest-bearing liabilities indicates that a decrease in interest rates will generally result in an increase in net income for South and an increase in interest rates will result in a decrease in net income.
                                   24

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

                            Year Ended     Year Ended    Year Ended
                            December 31,   December 31,  December 31,
                            2001           2000          1999
                                            (In Thousands)

A.  Average amount of loans
     outstanding              $   166,639    $   148,195   $   121,166
B.  Balance of reserve for
     possible loan losses at
     beginning of period      $     2,728    $     2,169   $     1,971
C.  Loans charged off:
     Commercial, financial
      and agricultural        $       398    $       274   $       149
     Real estate - mortgage           225            127            67
           Installments               379            263           217

                              $     1,002    $       664   $       433
D.  Recoveries of loans
     previously charged off:
     Commercial, financial
      and agricultural        $         4    $        83   $         2
     Real estate                       49             29            31
     Installment                       85             99            95

                              $       138    $       211   $       128
E.  Net loans charged off
     during period            $       864    $       453   $       305
    Additions to reserve
     charged to operating
     expense during period (1)$       893    $      424    $       503
    Addition from bank
           acquisition                  -           588              -
                              $       893    $     1,012   $       503
F.  Balance of reserve for
     possible loan losses at
     end of period            $     2,757    $     2,728   $     2,169

G.  Ratio of net loans charged
     off during the period to
       average loans outstanding      .52            .31           .25

                                   25

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

V.  Deposits

A. Average deposits, classified as demand deposits, savings deposits and time certificates of deposit for the periods indicated are presented below:
                           Year Ended     Year Ended    Year Ended
                           December 31,   December 31,  December 31,
                           2001           2000          1999
                                           (In Thousands)
     Demand deposits      $    24,903    $    22,444   $    20,341
     NOW deposits              30,600         24,959        23,777
     Savings deposits          11,809         11,122        10,674
     Time certificates of
      deposits                131,154        114,026        92,406

     Total Deposits       $   198,466    $   172,551   $   147,198


     B. The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2001 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

     Three months or less                          $    8,741
     Over three through twelve months                  21,505
     Over twelve months                                 1,560

     Total                                         $   31,806

                                   26

VI.  Return on Assets and Shareholders' Equity

         The following rate of return information for the periods indicated is presented below:

                          Year Ended     Year Ended     Year Ended
                          December 31,   December 31,   December 31,
                          2001           2000           1999

Return  on  assets  (1)         .74%           1.35%           1.28%
Return  on  equity  (2)        8.83%          15.53%          14.18%
Dividend payout ratio (3)     16.63%          10.57%          12.20%
Equity to assets ratio (4)     8.43%           8.69%           9.02%

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

      Pineland Bank also has three branches. The branch in Metter, Georgia is a limited service drive-in facility containing approximately 500 square feet and is situated on land covered by a long term lease.

                                   27

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

Part II.

Item  5.   Market  for  the  Registrant's Common  Stock  and  Related
Security          Holder Matters

      There is no public market for the common stock of South or the Banks. The last known selling price of South's common stock, based on information available to South's management, was $12.00 per share on September 13, 2001. As of March 1, 2002, the Company had 469 shareholders with 399,500 shares outstanding.

     For the years ended December 31, 2001, 2000 and 1999, South paid cash dividends of $279,628 or $.70 per share, $279,628 or $.70 per share, and $259,675 or $.65 per share, respectively. These dollars equate to dividend payout ratios (dividends declared divided by net income) of 16.63%, 10.57% and 12.20% in 2001, 2000 and 1999, respectively. Certain other information concerning dividends and historical trading prices is set forth below:

                     QUARTERLY COMMON STOCK DATA

      Set forth below is information concerning high and low sales prices by quarter for each of the last two fiscal years and dividend information for the last two fiscal years. The Company's common stock is not traded on any established pubic trading market. The Company acts as its own transfer agent, and the information concerning sales prices set forth below is derived from the Company's stock transfer records. As of December 31, 2001, there were 469 shareholders of record.
                                                  SALES   PRICES   BY
QUARTER
                                                 High        Low
     Fiscal Year 2001
     First Quarter                                $    -      $    -
     Second Quarter                                    -           -
     Third Quarter                                 12.00       12.00
     Fourth Quarter                                    -           -
                                   28

                                                SALES PRICES BY QUARTER
                                                  High          Low
     Fiscal Year 2000
     First Quarter                                $12.00        $12.00
     Second Quarter                                    -             -
     Third Quarter                                 12.00         12.00
     Fourth Quarter                                    -             -

                                               DIVIDENDS PAID PER SHARE
     Fiscal Year                                  2001          2000
     March 31                                     $  .00           .00
     June 30                                         .00           .00
     September 30                                    .00           .00
     December 31                                     .70           .70

Item 6.  Selected Financial Data

                              Years Ended December 31,
	                2001       2000       1999        1998       1997
                                   (In Thousands)
Total Assets 	 $ 224,791  $ 220,450  $ 173,807   $164,890   $149,895

Operations:
 Interest income    $ 18,605  $  18,454  $  14,518   $ 13,920   $12,328
  Interest expense     9,335      8,578      6,261      6,392     5,387
Net interest
 income            $   9,270  $   9,876  $   8,257   $  7,528   $  6,941
Provision for
    loan losses          893        424        503        286        179
Net interest
 income after
 provision for
 loan losses      $   8,377  $   9,452  $   7,754   $  7,242   $  6,762
Other income      $   3,125  $   2,718  $   2,298   $  1,905   $  1,569
Other expenses    $   9,085  $   8,302  $   6,906   $  6,387   $  6,017
Income before
 income taxes     $   2,417  $   3,868  $   3,146   $  2,760   $  2,314
Federal income
    taxes               733      1,222      1,017        831        768
Net income before
 extraordinary
 items            $   1,684  $   2,646  $   2,129   $  1,929   $  1,546
Extraordinary
 items            $       -  $       -  $       -   $      -   $      -
Net income        $   1,684  $   2,646  $   2,129   $  1,929   $  1,546

Per Share Data:
 Income after
  extraordinary
  items           $    4.21  $    6.62  $    5.33   $   4.83   $   3.86
 Net income       $    4.21  $    6.62  $    5.33   $   4.83   $   3.86
 Dividends
  declared        $     .70  $     .70  $     .65   $    .65   $    .60
 Book value       $   49.71  $   45.73  $   39.57   $  35.56   $  31.28

Item 6.  Selected Financial Data (con't)

                			Years Ended December 31,
               	 2001       2000       1999        1998       1997
                                   (In Thousands)
Profitability Ratios
 Net income to
 average total
    assets          .74%      1.35%     1.28%        1.23%       1.13%
Net income to average
 stockholders'
    equity         8.83%     15.52%    14.18%       14.45%      13.06%
Net interest
    Margin         3.88%     4.77%      4.83%        4.52%       5.18%


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

      South's total assets increased to $224,790,523 at year end 2001 from $220,450,038 at year end 2000. This increase of $4,340,485 represents a 1.9% increase in 2001 compared to 14.7% increase in 2000. This increase is attributable to normal growth within the banking area with limited entry into competitive situations for large deposits. Due to the increased competition in certain markets, the net interest margins have declined. The net interest margin is not anticipated to change much in 2002 as the effect of the new competition and rate reductions have leveled off. However, continued decreases in the prime rate could impact the margins. The interest rate sensitivity analysis, which is a part of this report, gives some indication of the repricing opportunities of South. The gap ratios for the first twelve months are outside the limits established by the Bank as ideal, however, the current interest rates are not favorable to customers purchasing certificates in excess of twelve months. Loan demand continues to be strong with loans increasing $9,151,132 in 2001. The banks continue to look for good quality loans as loans represent the highest yielding asset on the Bank's books. The rural economy of the Banks' market area has been stable prior to 1998. The Banks have noticed some decline beginning in 1999, 2000 and 2001 in the overall economy, and especially in the agricultural and timber industries. While the Banks are not heavy into these industries, the decline in these areas have impacted the overall economy. Classified loans for regulatory purposes remain at low levels and, despite the problem in the local economies, do not represent any trend or uncertainties which management reasonably expects will materially impact future operating results, liquidity of capital resources, or represents material credits about which management is aware that causes management to have serious doubts as to the ability of such borrowers to comply with the loan payment terms.

      South's investment portfolio, including certificates of deposits in other banks, decreased to $18,593,836 from $21,667,660. The decrease of $3,073,824 from operations is an indication of the loan demand of the banks and the desire of the banks to utilize the assets of South in the highest yielding manner available to the banks without creating liquidity problems. South has maintained adequate federal funds sold and investments available for sale to sufficiently maintain adequate liquidity. South's securities are primarily short term of three years or less in maturity, enabling South to better monitor the rate sensitivity of these assets. Unrealized gain and losses on this portfolio is not material to the statement as South maintains a slight unrealized gain of $158,707.

      As the primary source of funds, aggregate deposits increased by $3,321,388 in 2001 compared to $21,505,401 in 2000. This represents a
1.72% increase for the year compared to a 14.07% increase in 2000. This illustrates the efforts of the banks to maintain good core deposits. Most of the growth was from the demand accounts which have lower interest rates as time certificate rates have dropped to levels customers do not wish to lock-in rates for extended periods.

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

     Interest rate sensitivity varies with different types of interest-earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to prime differ considerably from long-term investment and fixed rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest sensitive than passbook savings and long-term capital notes. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earning assets over interest-bearing liabilities. An interest rate sensitivity table is included elsewhere in this document, and it shows the interest sensitivity gaps for different time intervals as of December 31, 2001. The first 30 days there is an excess of interest-bearing assets over interest-bearing liabilities. South becomes more sensitive to interest rate fluctuations on a short time period. While the cumulative gap declines with each time interval, South remains within a manageable position.

     Marketable investment securities, particularly those of shorter maturities, and federal funds sold are the principal sources of asset liquidity. Securities maturing in one year or less amounted to $2,062,259 and federal funds sold net of federal funds purchased with daily maturities amounted to $10,252,000 at year end 2001, a decrease from prior years as loan demand exceeded deposit growth. Maturing loans and certificates of deposits in other banks are other sources of liquidity.

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

      Historically, the trend in cash flows as represented in the statement of cash flows shows a steady increase in cash generated by operations from the last three years. This is a result of increasing net income for each year until 2001. While income is not predictable, it is anticipated that liquidity will continue to be enhanced by the operations of the bank. Operations activity, however, generate only a small portion of the cash flow activities of the bank. Primary cash flow comes from investing activities such as sales and/or maturity of investment securities and in the financing activity through an increase in deposits. The primary use of cash flow includes the purchase of securities and making new loans as investing activities. The history of the bank's cash flow indicates a nonrepeating source such as proceeds from borrowings utilized as sources of cash for the purpose of acquisition or expansion. South's overall cash flows indicate the relative stability and manageable growth of the bank's assets. South utilized deposit growth as its primary source of funds to handle growth. South's liquidity is maintained at levels determined by management to be sufficient to handle the cash needs that might arise at any given date. Outside sources are maintained, but South looks to these sources only on a very short term basis. South's long term liquidity plans include utilizing internally generated deposits as its primary source of cash flows and utilizing the shifting of the make up of assets to handle short term demands on cash.

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

Loans and Asset Quality

      Management of the Company believes that the loan portfolio is adequately diversified. Commercial loans are spread through numerous types of businesses with no particular industry concentrations. Loans to individuals are made primarily to finance consumer goods purchased. At December 31, 2001, total loans, net of unearned discounts, were 85% of total earning assets. Loans secured by real estate accounted for 55% of total loans as of December 31, 2001. Most of the loans classified as real estate-mortgage are commercial loans where real estate provides additional collateral. The Banks do not participate in the secondary loan market.

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

Distribution of Nonperforming Assets
                                           2001      2000    1999
                                                 (In Thousands)
Nonaccrual loans                           $ 1,002   $   876   $   442
Past due 90 days still accruing              1,028       734       419
Other real estate (ORE)                      1,265       725       168

                                           $ 3,295   $ 2,335   $ 1,029
Nonperforming loans to year
  end loans                                  1.18%      .99%       .65%
Nonperforming assets to year
 end loan and ORE                            1.91%     1.42%       .78%

      The ratio of nonperforming assets has increased each year from 1994 to 1997. However in 1998 and 1999, a slight decrease occurred as 90 days past dues declined. During 2000 and 2001, the economy in the banks' market area declined with certain loans deteriorating to nonperforming status. Management continues to work on nonperforming assets to reduce this ratio.

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

      Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap (GAP) is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Company's rate sensitive assets are those repricing within one year and those maturing within one year. Rate sensitive liabilities include insured money market accounts, savings accounts, interest-bearing transaction accounts, time deposits and borrowings. The profitability of the Company is influenced significantly by management's ability to manage the relationship between rate sensitive assets and liabilities. At December 31, 2001, approximately 69% of the Company's earnings assets could be repriced within one year compared to approximately 92% of its interest-bearing liabilities. This compares to 58% and 92% in 2000.

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

Notes to Market Risk Sensitivity Table:

  n     Expected  maturities  are contractual maturities  adjusted  for prepayments of principal when possible. The Company uses certain assumptions to estimate expected maturities.

  n    For loans, the Company has used contractual maturities due to the fact that the Company has no historical information on prepayment speeds. Since most of these loans are consumer and commercial loans, and since the Company's customer base is community-based, the Company feels its prepayment rates are insignificant.

  n    For mortgage-backed securities, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience herein is based on industry averages as provided by the Company's investment trustee.

  n    Loans receivable includes non-performing loans.

  n    Interest-bearing liabilities are included in the period in which the balances are expected to be withdrawn as a result of contractual maturities. For accounts with no stated maturities, the balances are included in the 0 to 90 day category.

  n    The interest rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

Results of Operations

                          2001 Compared to 2000

      Net interest income remains an effective measurement of how well management has balanced South's interest rate sensitive assets and liabilities. Net interest income decreased by $605,669. The decrease of 6.1%, which included a full year of the 2000 branch acquisitions, compared to a 25.8% increase in 2000 when the branch acquisitions were included after August. The primary determinants of the decrease were loans and time deposits. Loan demand increased slightly and funds were channeled into loans as they represent the highest yielding asset. Management continued its policy of limited solicitation of high interest deposits. The drastic reduction in rates by the Federal Reserve system resulted in repricing of most of interest rate sensitive assets and deposits. As the tables presented earlier demonstrate the assets rates decreased faster than deposits therefore, the margins were squeezed resulting in the decrease in net interest income. The yield on interest earning assets decreased to 9.08% from 10.31% while interest bearing deposits yield decreased to 5.20% from 5.54%. The net yield decreased to 3.88% from 4.77%. With the rate reduction not anticipated to continue this trend should correct itself during 2002; however, with the low rates currently in the market, this margin will remain low.

      Interest and fees on loans increased only $133,211 or .8% in 2001 from 2000 due to rate decreases of 123 basis points and loan growth of 5.6% in 2001. Interest on investment securities decreased $131,101 or 11.1% in 2001 from 2000 due to a slight decrease in the yield in investments as rates have decreased. Interest income on federal funds sold increased $117,989 or 18.9% due to higher average balances invested and lower rates.

      Total interest expense increased 8.8% or $756,847 from 2000 to 2001. The largest component of total interest expense is interest expense on deposits, which increased $783,123 or 9.6% from 2000 to 2001 due to a growth in deposits. The average rate paid on deposits was 5.13%, 5.54% and 4.82% in 2001, 2000 and 1999, respectively.

      The  allowance  for  possible loan losses is established  through
charges  to  expense in the form of a provision for loan  losses.   The
provision for loan losses was $893,000 and $424,000, respectively, for the years ended December 31, 2001 and 2000. The provision in 2001 reflects replenishing the allowance for loan losses to cover net charge-offs of $864,439, plus providing for the increase in total loans outstanding. The allowance for loan losses to total loans outstanding is 1.60% at December 31, 2001. Net charge-offs to average loans are ..52% for 2001 as compared to 0.31% for 2000.

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

Non-Interest Income

      Non-interest income for 2001 increased by $407,219 or 15.0% over 2000, as compared to an increase in 2000 of $420,249 or 15.5% over 1999. These increases generally resulted from increased activity in data processing, financial services and service charges on deposits. A significant contributor to non-interest income is service charges on deposit accounts which increased 13.4%. Management views deposit fee income as critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities ensure that the Company realizes the maximum contribution to profits from this area. The addition of the branch acquisition contributed to the increase in fees.

Non-Interest Expense

      Non-interest expenses totaled $9,084,778 in 2001 as compared to $8,301,997 in 2000. This represented a 9.4% increase from 2000 to 2001, and a 20.2% increase from 1999 to 2000. The overall increases during the year were attributable to growth in all geographic markets, and includes operations of branches acquired during 2000. Salaries and other personnel expenses, which comprised 54% of total non-interest expenses for 2001, were up $694,299 or 16.4% over 2000 due to normal salary increases, benefit cost increases, and increased personnel due to two new branches. During 2000 and 1999, salaries and other personnel expenses accounted for 52% and 54% of total other operating expenses, respectively.

      Combined net occupancy and furniture and equipment expenses decreased $130,966, or 8.8% from 2000 to 2001, as compared to an increase of $298,051, or 25.4% in 2000.

Income Taxes

      Income tax expense totaled $733,859 in 2001 as compared to $1,221,738 in 2000. The changes in net income tax expense for the years were due to changes in taxable income for each respective year. Taxable income is affected by net income, income on tax exempt investment securities and loans, and the provision for loan losses. For tax purposes, the Bank can only recognize actual loan losses. The
Company  works  actively with outside tax consultants to  minimize  tax expenses.
                                   38

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

      The  allowance  for  possible loan losses is established  through
charges  to  expense in the form of a provision for loan  losses.   The
provision for loan losses was $424,000 and $503,000, respectively, for the years ended December 31, 2000 and 1999. The provision in 2000 reflects replenishing the allowance for loan losses to cover net charge-offs of $452,964, plus providing for the increase in total loans outstanding. The allowance for loan losses to total loans outstanding is 1.67% at December 31, 2000. Net charge-offs to average loans are ..31% for 2000 as compared to 0.25% for 1999.

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

      The  allowance  for  possible loan losses is established  through
charges  to  expense in the form of a provision for loan  losses.   The
provision for loan losses was $503,000 and $286,000, respectively, for the years ended December 31, 1999 and 1998. The provision in 1999 reflects replenishing the allowance for loan losses to cover net charge-offs of $432,472, plus providing for the 15.10% increase in total loans outstanding. The allowance for loan losses to total loans outstanding is 1.64% at December 31, 1999. Net charge-offs to average loans are ..25% for 1999 as compared to 0.12% for 1998.

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

Regulatory Matters

      During the year 2001, federal and state regulatory agencies completed asset quality examinations at South's subsidiary banks. South's level and classification of identified potential problem loans was not revised significantly as a result of this regulatory examination process. However, one bank has seen some increase in classified loans as a result of branch acquisitions in the year 2000.

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

Item 8.  Financial Statements and Supplementary Data

      The following consolidated financial statements of the Registrant and its subsidiaries are included on pages F1 through F47 of this Annual report on Form 10-K.

     Consolidated Balance Sheets - December 31, 2001 and 2000

     Consolidated Statements of Income and Other Comprehensive Income -
        Years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flow - Years ended December 31,
        2001, 2000 and 1999

     Notes to Consolidated Financial Statements

Item 9.  Disagreement on Accounting and Financial Disclosures

     Not applicable.

Part III.

Item 10. Directors and Executive Officers of the Registrant

      The Directors and Executive Officers of the Registrant and their respective ages, positions with the Registrant, principal occupation and Common Stock of the Registrant beneficially owned as of March 1, 2001 are as follows:
                                                Director
                                               (Officer) of  # of shares
                           Position with        Registrator Owned
                           Registrant          of one of     Beneficiary
                           & Principal         the Banks     (Percent of
Name (Age)                 Occupation          Since        Class)
Paul T. Bennett (46)       President,          1978(1)(2)        19,000
                            Treasurer and             (3)      (  4.75%)
                            Director; Vice            (4)
                            Chairman and Director,
                            Citizens Bank; Vice
                            Chairman and Director,
                            Peoples State Bank &
                            Trust, Baxley, Georgia;
                            President Peoples Bank,
                            Lyons, Georgia; Director
                                          and President
                            Banker's Data Services;
                            Director, Alma Exchange
                            Bank and Trust;
                            Director, Chairman and
                            President Pineland
                            State Bank

Olivia Bennett (82)        Executive Vice      1969(1)(2)       189,307
                            President, Secretary      (3)     (  47.39%)
                            and Director; Chairman
                            and Director, Alma
                            Bank; Director,
                            Banker's Data Services;
                            Chairman of Board,
                            President, Citizens Bank;
                            Director, Peoples Bank

Lawrence Bennett (54)      President and       1987(1)(2)        12,498
                            Director, Alma            (4)       (  3.13%)
                            Bank; Director,
                            Banker's Data Services;
                            Director, Peoples
                            Bank, Baxley; Director
                            Peoples Bank, Lyons
                           Director, Pineland State
                           Bank

Item 10. Directors and Executive Officers of the Registrant (Con't)

                                                Director
                                                (Officer) of # of shares
                           Position with        Registrator Owned
                           Registrant          of one of     Beneficiary
                           & Principal         the Banks     (Percent of
Name (Age)                 Occupation          Since        Class)
Charles Stuckey (54)      Director; Executive     1990(3)           992
                           Vice President,                      (    .2%)
                           Peoples Bank; Director,
                           Banker's Data Services

James W. Whiddon (57)      Director; Executive     1989(2)          279
                            Vice President and                  (    .1%)
                            Director, Citizens
                            Bank; Director,
                            Banker's Data Services

Kenneth F. Wade (59)       Director; Executive     1980(1)        4,934
                            Vice President, Director            (  1.23%)
                            and Cashier, Alma Bank;
                            Director, Banker's
                            Data Services

(1) Director of Alma Bank
(2) Director of Citizens Bank
(3) Director of Peoples Bank
(4) Director of Pineland State Bank

      Included in shares owned by Olivia Bennett are 166,085 shares owned by Estate of Valene Bennett of which she is the Executrix and 22,983 shares owned by Bennett Family Limited Partnership of which she is the general partner.

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

                                                Long-Term Compensation
                   Annual Compensation          Awards           Payouts
(A)        (B)   (C)      (D)       (E)         (F)       (G)      (H)
(I)

                                                                 Other
All
Name and                         Annual    Restricted                 Other
Principal                        Compen-     Stock  Options/ LTIP    Compen-
Position           Year          Salary   Bonus    sation (2)  Award   SARS
#     Payouts sation
Paul T.
Bennett 2001   196,700       -    32,090         -       -        -     -
CEO     2000   182,848       -    31,440         -       -        -     -
CEO     1999   164,348       -    28,910         -       -        -     -
CEO      1998   140,956       -    26,200         -       -         -      -
1997  125,138      -  20,235         -         -       -       -
Olivia
Bennett
Secretary2001  202,618       -    20,875         -       -        -     -
        2000   215,099       -    20,915         -       -        -     -
        1999   205,366       -    20,345         -       -        -     -
        1998   195,935       -    22,010         -       -        -    -
        1997   182,936       -    15,135         -       -        -    -

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

Transactions with Management

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 1, 2002, the beneficial ownership of Common Stock of Registrant by the Only "person" (as that term is defined by the Securities and Exchange Commission), who owns of record or is known by the Registrant to own beneficially 5% or more of the outstanding shares of Common Stock of the Registrant and by all Executive Officers and Directors of the Registrant as a group.

                                             Number of     Percent of
                                              Shares Owned  Outstanding
Name                                          Beneficially Shares
Estate of Valene Bennett
Route 4
Alma, Georgia 31510                                166,085       41.57%

Olivia Bennett
Route 4
Alma, Georgia 31510                                 23,222        5.81%

ll Executive Officers and Directors
 as a group (7 persons)                            227,248        56.9%

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

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
Item 14(a)  1. and 3. and Item 14(d)

     (a)  The following documents are filed as part of this report:

          1.  Financial Statements

          (a)   South Banking Company and Subsidiaries:
           (i)  Consolidated Balance Sheets - December  31,  2001  and
                    2000
           (ii) Consolidated   Statements   of   Income   and   Other
                    Comprehensive Income - Years ended December 31, 2001, 2000 and 1999
           (iii)Consolidated  Statements  of  Stockholders'  Equity   -
                    Years ended December 31, 2001, 2000 and 1999
           (iv) Consolidated  Statements of Cash  Flow  -  Years  ended
                    December 31, 2001, 2000 and 1999
          (b)   South Banking Company (Parent Corporation Only):
          (i)  Balance Sheets - December 31, 2001 and 2000
           (ii)Statements of Income and Other Comprehensive Income - Periods ended December 31, 2001, 2000 and 1999
           (iii)Statements of Stockholders' Equity - Periods ended December 31, 2001, 2000 and 1999
           (iv) Statements of Cash Flow - Years ended December 31, 2001, 2000, and 1999

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

          (13) 2002 Annual Report to Shareholders of South Banking Company (not deemed filed except to the extent that sections thereof are specifically incorporated into this report on Form 10-K by reference).

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

Date:      March 29, 2002
                                      Paul T. Bennett
                                      Principal Executive,
                                      Financial and Accounting
                                      Officer and Director

Date:      March 29, 2002
                                      Olivia Bennett
                                      Executive Vice President
                                      And Director

Date:     March 29, 2002
                                      Charles Stuckey
                                      Director

Date:      March 29, 2002
                                      James W. Whiddon
                                      Director

Date:      March 29, 2002
                                      Kenneth F. Wade
                                      Director

Date:      March 29, 2002
                                      Lawrence Bennett
                                      Director

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOUTH BANKING COMPANY

Date:      March 29, 2002               By:
                                              Paul    T.    Bennett
                                              President, Treasurer
                                                and Director

                        SUPPLEMENTAL INFORMATION

      The following supplemental information has not been sent to the Registrant's shareholders, but will be sent subsequent to the filing of this Annual Report on Form 10-K:

     (1)  2001 annual report to shareholders.

     (2)  Proxy statement for 2001 annual meeting of shareholders.

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

                            DECEMBER 31, 2001

                                   F1

                    REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
South Banking Company
Alma, Georgia 31510

      We have audited the accompanying consolidated balance sheets of South Banking Company and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Banking Company and Subsidiaries at December 31, 2001 and 2000 and the consolidated results of its operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          Respectfully submitted,


                                          H. H. BURNET & COMPANY, P.C.

Waycross, Georgia
February 6, 2002

                                   F2

                          SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                      CONSOLIDATED BALANCE SHEETS

                                           December 31,    December 31,
                                           2001            2000
ASSETS

Cash and due from banks                    $  11,140,462   $    8,911,914
Deposits in other banks -
 interest bearing                          $   1,273,000   $      825,279
Investment securities
 Available for sale                        $  17,173,350   $   20,695,055
 Held to maturity - market value
  of $152,583 in 2001 and
  $151,512 in 2000                         $     147,536   $      147,326

Georgia Bankers stock                      $     547,283   $      547,283

Federal Home Loan Bank stock               $     426,100   $      426,100

Federal funds sold                         $  10,252,000   $   14,693,000

Loans                                      $ 172,378,811   $  163,227,679
Less: Unearned discount                     (    288,968)   (     253,273)
Reserve for loan losses                     (  2,756,780)   (   2,728,219)
                                           $ 169,333,063   $  160,246,187
Bank premises and equipment                $   6,715,813   $    6,111,361
Intangible assets                          $   1,680,572   $    1,916,358
Other assets                               $   6,101,344   $    5,930,175

Total Assets                               $ 224,790,523   $  220,450,038

     The accompanying notes are an integral part of these financial statements.

                                   F3

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
                   CONSOLIDATED BALANCE SHEETS (Con't)

                                            December 31,    December 31,
                                            2001            2000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing              $  29,999,788   $  24,298,756
           Demand - interest bearing         32,764,586      27,404,525
           Savings                           10,537,057      11,326,824
           Time                             122,699,172     129,649,110

                                          $ 196,000,603   $ 192,679,215
Borrowing                                     5,581,251       6,223,363
Accrued expenses and other
     liabilities                              1,850,430       2,236,900
Federal funds purchased                               -               -
N/P - Federal Home Loan Bank                  1,500,000       1,040,000
Total Liabilities                         $ 204,932,284   $ 202,179,478
Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 2001 and 2000 - 399,500
 and 399,500, respectively                $     399,500   $     399,500
Surplus                                       3,070,831       3,070,831
Undivided profits                            16,291,126      14,887,046
Accumulated other comprehensive income           96,782    (     86,817)
Total Stockholders' Equity                $  19,858,239   $  18,270,560
Total Liabilities and
 Stockholders' Equity                     $ 224,790,523   $ 220,450,038

     The accompanying notes are an integral part of these financial statements.

                                   F4

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
                    CONSOLIDATED STATEMENTS OF INCOME
                        AND COMPREHENSIVE INCOME

                          Year Ended      Year Ended      Year Ended
                          December 31,    December 31,    December 31,
                          2001            2000            1999
Interest Income
Interest and other
 fees on loans            $  16,737,159   $  16,603,948   $  12,858,967
Interest on deposits -
   interest bearing              54,303          53,224          78,124
Interest on federal
   funds sold                   740,769         622,780         462,292
Interest on investment
 securities:
   U. S. Treasury                31,021          77,571         144,635
   U. S. Government agencies    898,919         910,190         753,245
 Mortgage backed securities      16,360          33,411          37,875
 State and municipal
     subdivisions                66,100          79,343          86,777
     Other securities            60,031          73,017          95,849

Total Interest Income     $  18,604,662   $  18,453,484   $  14,517,764
Interest Expense
Interest on deposits      $   8,904,780   $   8,121,657   $   6,012,117
Interest - other borrowing      429,874         456,150         249,103

Total Interest Expense    $   9,334,654   $   8,577,807   $   6,261,220
Net interest income       $   9,270,008   $   9,875,677   $   8,256,544
Provision for loan losses       893,000         424,000         503,000
Net interest income after
 provision for loan losses$   8,377,008   $   9,451,677   $   7,753,544
Other Operating Income
Service charge on deposits$   1,787,500   $   1,576,094   $   1,446,630
Commission on insurance          81,052          89,036          68,614
Other income                    528,323         429,101         399,993
Securities gains (losses)  (      3,684)              7             236
Data   processing  fees         537,212         459,036         382,396
Gain (Loss) on sale of fixed
    assets                       60,333           2,019               -
Financial service income        134,601         162,825               -
Total Other Operating
 Income                   $   3,125,337   $   2,718,118   $   2,297,869

 The accompanying notes are an integral part of these financial statements.

                                   F5

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
                    CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME (Con't)

                          Year Ended      Year Ended      Year Ended
                          December 31,    December 31,    December 31,
                          2001            2000            1999
Other Operating Expenses
Salaries                  $   3,676,504   $   3,354,689   $   2,866,950
Profit sharing and other
   personnel  expenses        1,247,944         875,460         827,359
Occupancy expense of bank
   premises                     514,595         475,452         408,211
Furniture and equipment
   expense                      826,664         996,773         756,963
Stationery and supplies         199,901         254,881	    167,909
Data processing                 295,852         310,141         240,633
Director fees                   182,760         174,260         170,260
Other real estate expenses       92,080          13,006          21,112
Other expenses                2,048,478       1,847,335       1,437,459
Total Other Operating
 Expenses                 $   9,084,778   $   8,301,997   $   6,905,856
Income before income taxes$   2,417,567   $   3,867,798   $   3,145,557
Applicable income taxes         733,859       1,221,738       1,017,056
Net Income                $   1,683,708   $   2,646,060   $   2,128,501
Other comprehensive income
 before tax
Unrealized gain on
 securities               $     291,307   $     151,160   $(    402,268)
Other comprehensive income
 before tax               $     291,307   $     151,160   $(    402,268)
Income tax expenses related
 to items of other
   comprehensive income         107,708          57,048    (    136,771)
Other comprehensive income,
 net of tax               $     183,599   $      94,112   $(    265,497)

Comprehensive Income      $   1,867,307   $   2,740,172   $   1,863,004
Per share data based on
 weighted outstanding shares:
   Weighted average
     outstanding                399,500         399,500         399,500

Net Income                $        4.21   $        6.62   $        5.33

The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                                   F6

                              SOUTH BANKING COMPANY
                                         ALMA, GEORGIA
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Accumulated
                                                  Other          Total
                Common    		 Undivided    Comprehensive  Stockholders'
                Stock    Surplus     Profits      Income         Equity
Balance,
 December 31,
    1998        $399,500 $3,070,831  $10,651,788  $   84,568      $14,206,687
 Net income            -          -    2,128,501           -        2,128,501
 Cash dividends        -          -   (  259,675)          -      (   259,675)
 Unrealized gain
  (loss) on securities
  available for
  sale                 -          -            -   (  265,497)    (   265,497)
Balance,
 December 31,
     1999       $399,500 $3,070,831  $12,520,614  $(  180,929)  $  15,810,016
 Net income            -          -    2,646,060            -       2,646,060
 Cash dividends        -          -  (   279,628)           -     (   279,628)
 Unrealized gain
  (loss) on securities
  available for
  sale                 -          -            -       94,112     (    94,112)
 Redemption of shares  -          -            -            -               -

Balance,
   December 31,
      2000      $399,500 $3,070,831  $14,887,046   $(  86,817)  $  18,270,560
 Net income            -          -    1,683,708            -       1,683,708
 Cash dividends        -          -  (   279,628)           -     (   279,628)
 Unrealized gain
  (loss) on securities
  available for
  sale                 -          -            -      183,599         183,599
 Redemption of shares  -          -            -            -               -
Balance,
 December 31,
    2001        $399,500 $3,070,831  $16,291,126   $   96,782  $   19,858,239

   The accompanying notes are an integral part of these financial statements.

                                       F7

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Year Ended      Year Ended      Year Ended
                          December 31,    December 31,    December 31,
                          2001            2000            1999
Cash Flows From Operating
 Activities:
 Net income               $  1,683,708   $  2,646,060     $  2,128,501
 Add expenses not
  requiring cash:
  Provision for depreciation
   and amortization          1,080,954       930,972           668,207
  Provision for loan losses    893,000       424,000           503,000
  Provision for loss on ORE     52,000         3,408             5,000
  Bond portfolio losses
  (gains)                        3,685             -          (    202)
 (Gain) loss on sale of
  premises & equipment     (    60,070)   (    2,019)         (  6,080)
 (Gain) loss on sale of
  other real estate owned       20,625        23,040            34,444
Increase (decrease) in
  taxes payable                136,792    (  236,230)          290,973
 Increase (decrease) in
  interest payable         (   403,513)      568,654          ( 39,109)
 Increase (decrease) in
  other liabilities        (   119,749)      324,957          (348,857)
 (Increase) decrease in
  interest receivable          341,390    (  460,066)          167,420
 (Increase) decrease in
  prepaid expenses         (   175,310)   (   80,167)           17,824
 (Increase) decrease in
  other assets                 260,171    (  284,686)        ( 101,191)
 Recognition of unearned
  loan income                   60,094             -            61,852
 Net Cash Provided By
  Operating Activities    $   3,773,777   $   3,857,923   $  3,381,782
Cash Flows From Investing
 Activities:
 Proceeds from maturities
  of securities held to
  maturity                $           -   $     600,000   $         -
 Purchase of securities
  held to maturity                    -               -             -

  The accompanying notes are an integral part of these financial statements.

                                   F8

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Con't)

                          Year Ended      Year Ended      Year Ended
                          December 31,    December 31,    December 31,
                          2001            2000            1999
Cash Flows From Investing
 Activities: (con't)
 Proceeds from maturity of
  securities available for
  sale                    $  25,668,030     2,101,866       6,371,028
 Net loans to customers    ( 11,476,813) ( 13,197,595)    (17,816,584)
 Proceeds from sale of
  securities available for
  sale                          295,094             -               -
 Purchase of securities
  available for sale      (  22,139,058)  $(  4,339,254)  $( 7,849,323)
 Purchase of premises and
  equipment               (   2,044,019)   (  1,645,225)   (   696,558)
 Proceeds from sale of
  premises and equipment        639,520          29,970         11,538
 Proceeds from sale of
  other real estate owned       659,090         885,084        163,262
 Purchase of Bank stock               -               -    (   250,000)
 Purchase of FHLB stock               -               -    (    29,900)
 Purchase of Bank Branches            -    (  4,193,634)             -

Net Cash Provided By
 Investing Activities     $(  8,398,156)  $( 19,758,788)  $(20,096,537)
Cash Flows From Financing
 Activities:
 Net increase (decrease) in
  demand deposits, NOW and
  money markets           $  11,061,093   $   1,686,060   $( 3,360,349)
 Net increase in savings
  and time deposits        (  7,739,705)     19,819,341     10,170,379
 Proceeds from borrowing      1,523,810       4,756,750         38,812
 Payments on borrowing     (  1,705,922)   (    256,463)   (   578,499)
 Dividends paid            (    279,628)   (    279,628)   (   259,675)
 Payments to retire stock             -               -             -
 Increase in federal funds
  purchased                           -    (  1,140,000)     1,140,000

The   accompanying  notes  are  an  integral  part  of  these  financial statements.

                                   F9

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

                          Year Ended      Year Ended      Year Ended
                          December 31,    December 31,    December 31,
                          2001            2000            1999
Cash Flows From Financing
 Activities: (con't)
Net Cash Provided By
 Financing Activities    $   2,859,648   $  24,586,060   $  7,150,668
Net increase (decrease) in
 Cash and Cash
    Equivalents          $(  1,764,731)  $   8,685,195   $( 9,564,087)
Cash and Cash Equivalents
 at Beginning of Year       24,430,193      15,744,998     25,309,085

Cash and Cash Equivalents
 at End of Year           $  22,665,462   $  24,430,193   $ 15,744,998


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

                                   F10

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 1.  Significant Accounting Policies (Con't)

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

             Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of fore-closed real estate. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

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

                                   F11

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

         Note 1.  Significant Accounting Policies (Con't)

         (d)  Use of Estimates: (Con't)

         judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

                                   F12

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 1.  Significant Accounting Policies (Con't)

        (e)  Securities: (Con't)

              Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

               Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

         Federal Home Loan Bank Stock

               Individual banks within the holding company have joined the Federal Home Loan Bank ("FHLB") of Atlanta to increase the Bank's available liquidity. As a FHLB member, the Banks are required to acquire and retain shares of capital stock in FHLB of Atlanta in an amount equal to the greater of (1) 1.0% of the aggregate outstanding principal amount of the residential mortgage loans, home purchase contracts, and similar obligations, or (2) 0.3% of total assets at the beginning of each year. The Bank is in compliance with this requirement with an investment in FHLB stock of $426,100 and $426,100 at December 31, 2001 and 2000, respectively. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

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

                                   F13

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 1.  Significant Accounting Policies (Con't)

         Impaired Loans

                The Bank accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that all creditors value all specifically reviewed nonhomogeneous loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan's fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on impaired loans and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

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

                                   F14

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 1.  Significant Accounting Policies (Con't)

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

                                   F15

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 1.  Significant Accounting Policies (Con't)

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

        (i)  Other Real Estate (ORE)

              Real estate acquired in satisfaction of a loan and in-substance foreclosures are reported in other assets. In-substance foreclosures are properties in which a borrower
         with  little   or no equity in the collateral,  effectively
         abandons  control  of  the  property  or  has  no  economic
         interest  to  continue involvement in the  property.    The
         borrower's ability to rebuild equity based on current financial
         condition also is   considered doubtful. Properties acquired by
         foreclosure or deed in lieu of foreclosure and properties classified as in-substance foreclosures are transferred to ORE and recorded at the lower of cost or fair market value based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Losses on ORE due to subsequent valuation adjustments are recorded on a specific property basis.

         (j)  Income Taxes

              Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As

                                   F16

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,2001

         Note 1.  Significant Accounting Policies  (Con't)

         (j)  Income Taxes (Con't)

         changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Bank files a consolidated federal income tax return with its subsidiaries. Each subsidiary provides for income taxes on a separate return basis and remits to the parent company amounts determined to be currently payable.

         (k)  Intangibles

               The intangibles (Goodwill and Core Deposits) recorded by the Company in the acquisition of Pineland State Bank and subsequent branches are being amortized on a straight line basis over eight to ten years.

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

                                   F17

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,2001

Note 1.  Significant Accounting Policies  (Con't)

         (n)  Cash Flow Information

              For purposes of the statements of cash flows, the Company considers cash, federal funds sold and due from banks as cash and cash equivalents. Cash paid during the years ended December 31, 2001, 2000 and 1999 for interest was $9,738,167, $8,117,741, and $6,300,329, respectively.
         Total income tax payments during 2001, 2000 and 1999 were $844,223, $1,552,939, and $1,025,000, respectively.

         (o)  Recent Pronouncements and Accounting Changes

              The Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, on July 20, 2001.

              SFAS No. 141 provides that all business combinations shall be accounted for using the purchase method of accounting; the use of the pooling-of-interests method is now prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 or to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has not been involved in any recent business combination discussions.

              SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (superseded by SFAS No. 144, see discussion which follows). SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001.

                                   F18

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,2001

Note 1.  Significant Accounting Policies  (Con't)

         (o)  Recent Pronouncements and Accounting Changes (Con't)

              The Company's intangible assets at December 31, 2001 are classified as intangible assets other than goodwill. Approximately $1.576 million of the intangibles recorded on the balance sheet at December 31, 2001 represents the remaining unamortized intangible related to the Company's 2000 acquisition of three branch offices from another bank. The balance of $104 thousand is the remaining intangibles from the original purchase of the bank in 1996. The intangible are being amortized over eight to ten years in accordance with SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which was not superseded by SFAS No. 142. During December 2001, the FASB announced it will undertake a limited-scope project to reconsider part of the guidance in SFAS No. 72. Issuance of a final statement is not expected until the fourth quarter of 2002.

             SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued by the FASB on October 3, 2001 and is effective for fiscal years beginning after December 15, 2001. This statement effectively supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30 and requires that long-lived assets, including discontinued operations, that are to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell. The statement also resolves certain implementation issues regarding SFAS No. 121. This statement is not expected to have a material impact on the Company's statements of financial condition or results of operations.

                                   F19

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31,2001

Note 2.  Investment Securities

               The   amortized cost and estimated market  values  of
          investments in debt securities are as follows:

                                Gross         Gross
                  Amortized     Unrealized    Unrealized    Fair
                  Cost          Gains         Losses        Value
Securities available
 for sale -
December 31, 2001:

 U.S. Government
  and agency
  securities      $15,583,819   $   165,042    $57,519     $  15,691,342
 State and municipal
  securities          948,774        34,883         -            983,657
 Mortgage backed
  securities          227,844         8,207         -            236,051
 Equity securities    259,253         3,047         -            262,300

  Totals           $17,019,690   $   211,179   $57,519     $  17,173,350


December 31, 2000:

 U.S. Government
  and agency
   securities      $18,538,619   $   13,424    $102,839    $  18,449,204
 State and municipal
     securities      1,349,710       31,796           -        1,381,506
 Mortgage backed
     securities        394,373        5,187         975          398,585
     Equity securities 550,000            -      84,240          465,760

  Totals           $20,832,702   $   50,407    $188,054    $  20,695,055

                                   F20

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 2. Investment Securities (Con't)

                                Gross         Gross
                  Amortized     Unrealized    Unrealized    Fair
                  Cost          Gains         Losses        Value
Securities to be
 Held to Maturity -
December 31, 2001:

 U.S. Government
  and agency
  securities      $       -    $       -     $       -      $       -
 State and municipal
     securities     147,536        5,047             -        152,583
 Mortgage backed
     securities           -            -             -              -

  Totals        $   147,536   $    5,047     $       -      $ 152,583

December 31, 2000

 U.S. Government
  and agency
  securities    $         -   $        -     $       -      $       -
 State and municipal
  securities        147,326        4,186             -        151,512
 Mortgage backed
  securities              -            -             -              -

 Totals         $   147,326   $    4,186     $       -      $ 151,512

               Gross realized gains and loses on sales of available-
         for-sale  securities  were  $-0-  and  $(3,685)  in   2001,
         respectively and $-0- and $-0-, respectively for 2000 and $- 0- and $-0-, respectively in 1999. During the year ended December 31, 2001, investment securities available for sale, with a fair value at the date of sale of $295,094, were sold. In the years 2000 and 1999, no securities were sold.

                 Assets, principally securities carried at approximately $11,615,367 at December 31, 2001 and $12,406,833 at December 31, 2000, were pledged to secure public deposits and for other purposes required or permitted by law.

                                   F21

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 2.  Investment Securities (Con't)

               The scheduled contractual maturities of securities to be held to maturity and securities available for sale at December 31, 2001 were as follows:

                  Securities                    Securities
                  To Be Held                    Available
                  To Maturity                   for Sale
                  Amortized                     Amortized
                  Cost         Fair Value       Cost          Fair Value
     Due in one year
       or  less   $  100,000   $  100,836       $ 1,931,605   $ 1,962,259
     Due from one
      year to  five
      years               -             -        11,103,871    11,227,555
     Due from five
       years to ten
       years              -             -         3,198,257     3,173,119
     Due after ten
        years        47,536        51,747           526,704       548,117

                  $ 147,536   $   152,583       $16,760,437   $16,911,050

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

                                   F22

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 3.  Loans

         The composition of the bank's portfolio was as follows:

                                             2001         2000
                                                   (In Thousands)
         Commercial, financial and
           agricultural                     $  49,558    $   42,973
         Real estate - mortgage                85,876        81,314
         Real  estate - construction            9,015         7,646
         Installment and consumer              27,929        31,294
            Total  Loans                    $ 172,378    $  163,227
         Less:  Unearned discount            (    289)    (     253)
                Reserve for loan losses      (  2,756)    (   2,728)

         Loans, net                         $ 169,333    $  160,246

               Non-accrual loans (principally collateralized by real estate) amounted to approximately $1,002,000, $876,000 and $442,000 at December 31, 2001, 2000, and 1999,
         respectively. Impaired loans were $-0- and $-0- at December 31, 2001 and 2000.

              The Company and its subsidiaries have granted loans to the officers and directors of the Company, its subsidiaries, and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $520,150 and $633,116 at December 31, 2001 and 2000. During 2001,
         $358,381  of  new  loans were made, and repayments  totaled
         $471,347.

                                   F23

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 4.  Reserve for Loan Losses

               Transactions  in  the reserve  for  loan  losses  are
         summarized
         as follows:
                            Year Ended    Year Ended    Year Ended
                            December 31,  December 31,  December 31,
                            2001          2000          1999

         Balance at beginning
          of period         $  2,728,219   $  2,168,877   $ 1,970,620
         Additions:  Provision
          charged to operating
          expenses          $    893,000   $    424,000   $   503,000
         Balance from bank
          acquisition                  -        588,306             -
                            $    893,000   $  1,012,306   $   503,000

         Deductions: Loans
          charged off       $  1,002,886   $    664,298   $   432,472
         Less: recoveries        138,447        211,334       127,729
                            $    864,439   $    452,964   $   304,743

         Balance at end of
          period            $  2,756,780   $  2,728,219   $ 2,168,877

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

                Loans having carrying values of $1,436,843 and $833,029 were transferred to foreclosed real estate in 2001 and 2000, respectively.

             The bank is not committed to lend additional funds to debtors whose loans have been modified.

                                   F24

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 5.  Deposits

             The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately $31,805,741 in 2001 and $37,569,711 in 2000.

              At December 31, 2001, the scheduled maturities of CDs are as follows:
                                                       (In Thousands)
                    2002                 $      113,427
                    2003 and 2004                 8,777
                    2005 and thereafter             495

                                         $      122,699

Note 6.  Premises and Equipment

         A summary of the account:
                                        Year Ended     Year Ended
                                        December 31,   December 31,
                                        2001           2000

           Land                         $   640,582    $   526,763
           Buildings                      5,971,572      4,936,869
           Furniture and equipment        5,697,359      5,470,568
                                        $12,309,513    $10,934,200
           Less: Accumulated
                  depreciation            5,593,700      4,822,839
                                        $ 6,715,813    $ 6,111,361

                Depreciation expense was $860,117 in 2001, $803,318 in 2000 and $614,430 in 1999.

                                   F25

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 7. Borrowings

         Data relating to borrowing is as follows:

                                            Year Ended     Year ended
                                            December 31,   December 31,
         Parent Company -                   2001           2000

        Note payable in 10 annual payments
         with interest payable quarterly
         and accrues at prime rate minus
         50 basis points.  Subsidiary bank
         stock is pledged to secure loan.  $ 4,725,000    $ 5,000,000

        Note payable due June 30, 2001.
          Interest payable quarterly and
          accrues at prime rate and is
          secured by bank stock                     -         200,000

        Subsidiary - Bankers Data Services, Inc.

        Note payable due January 27, 2002
         monthly principal amount of
         $10,833.33 plus interest. Interest
         accrues at prime minus 1%.
         Computer equipment is pledged as
         collateral for loan.                 824,419         987,847

        Note payable in 36 monthly payments
         of $434.02.  Interest accrues at
         1.9% rate and is secured by vehicle.     433           5,580

        Note payable in 24 monthly payments
         of $664.13.  Interest accrues at
         5.9% rate and is secured by vehicle.   6,465          13,816

        Note payable in 24 monthly payments
         of $791.66.  Interest accrues at 0%
         and is secured by auto.               17,416               -

       Subsidiary - Alma Exchange Bank

        Note payable in 36 monthly payments
         of $696.98.  Interest accrues at
         3.9% rate and is secured by vehicle.   7,517          16,120

                                   F26

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 7. Borrowings (Con't)

                                           Year Ended     Year ended
                                           December 31,   December 31,
                                           2001           2000

        Note payable in 3 annual payments
         of $7,937.  Interest accrues at 0%
         and is secured by auto.               23,811               -

                Following are maturities of long term debt for each of the next five years.

                    2002                     $   486,851
                    2003                         520,853
                    2004                         562,937
                    2005                         605,000
                    2006                         655,000

Note 8.  Income Taxes

             Income tax expense (benefit) was $733,859 for 2001, (an effective rate of 30.4%), $1,221,738 for 2000 (an effective rate of 31.6%) and $1,017,056 for 1999 (an effective rate of 32.3%). The actual expense for 2001, 2000 and 1999 differs from the "expected" tax expense for those years (computed by applying the federal corporate rate of 34%) as follows:

                                  2001           2000          1999
        Computed "expected"
            tax   expenses        34.0%         34.0%          34.0%
        Alternative minimum tax      -             -              -
         Effect of State
            Income  Tax        (    .1%)         1.1%           2.4%
         Tax exempt interest
          on securities and
           loans               (   4.6%)     (  3.6%)      (    2.9%)
         Other, net                1.1%          .1%       (    1.2%)

                                  30.4%        31.6%           32.3%

                                   F27

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 8.  Income Taxes (Con't)

             The current and deferred amounts of these tax provisions were as follows:
                                2001        2000          1999

         Current  - Federal     $ 725,566   $1,178,493    $1,140,833
                  - State               -       83,299       104,994
         Deferred - Federal         7,123   (   24,534)   (  146,891)
                  - State           1,170   (   15,520)   (   81,880)

                                $ 733,859   $1,221,738    $1,017,056

              The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                            December 31,   December 31,
                                            2001           2000
        Net unrealized appreciation on
           securities available for sale    $(     55,726) $      50,833
        Depreciation                         (    219,899)  (    190,400)
        Deferred loan fees                        101,281         85,229
        Allowance for credit losses               788,595        806,587
        Other                                      32,728          9,626
        Purchase accounting treatment        (     65,820)  (     65,820)
        Net deferred tax asset (liability)  $     581,159  $     696,055

                                   F28

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 9.  Employee Benefit Plans

               The Company maintains a 401K deferred compensation plan for all subsidiaries effective January 1, 1993. The Company elected to match 75% of employee contributions for 2001, 2000 and 1999. The expense to the Company for 2001, 2000 and 1999 was $140,000, $134,297, and $115,297, respectively.

Note 10. Leases

               The Pineland State Bank leases 5.35 acres of land in Candler County under an operating lease expiring December 31, 2054 with an option to lease the land for an additional 75 years.

                Minimum future rental payments under non-cancelable operating lease having remaining term in excess of 1 year as of December 31, 2001 for each of the next 5 years and in the aggregate is:

                    Year Ended

                    2002                      $    4,000
                    2003                           4,000
                    2004                           4,000
                    2005                           4,000
                    2006                           4,000
                    Subsequent to 2007           192,000

                    Total minimum future
                      rental payments         $  212,000

                   In June, 1997, the parties amended the lease to allow Pineland State Bank to sublet part of the property and in consideration, the landlord will receive 50% of gross rental under the sublease in addition to the minimum amount above.

                                   F29

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 11. Liabilities

         Standby Letters of Credit. These transactions are used by the Company's customers as a means of improving their credit standing in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 2001 and 2000, the Company had $911,779 and $450,240 in outstanding standby letters of credit.

         Loan Commitments. As of December 31, 2001 and 2000, the Company had commitments outstanding to extend credit totaling $15,710,009 and $28,328,739, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

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

                                   F30

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

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

               The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in 2001, 2000 or 1999.

                                   F31

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

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

Note 14. Restrictions on Cash and Due from Banks

               Under Federal Reserve regulation, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2001, the maximum amount available for transfer from the Bank to the Company in the form of loans approximated 20% of consolidated net equity.

               The bank is required to maintain reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 2001 was approximately $-0-.

Note 15. Related Party Transactions

               The Company has entered into a split dollar life insurance arrangement with a director and substantial shareholder. The Company and director's trust each contribute toward the payment of premium for life insurance policy. The Company records its contribution at the present value of anticipated future return or total cash surrender value of policy, whichever is higher; however, the carrying amount cannot exceed the amount of premiums paid by the Company. The Company will receive all reimbursement from anticipated withdrawal of cash surrender value or from the proceeds of policy in the event of the death of the director. All cash surrender value of the policy accrues to the benefit of the Company until such time as the cash surrender value exceeds advances made by the Company. As of December 31, 2001, $962,596 is carried in other assets related to this arrangement.

                                   F32

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 16. Fair Value of Financial Instruments

               The following table shows the estimated fair value and the related carrying values of South Banking Company's financial instruments at December 31, 2001 and 2000. Items which are not financial instruments are not included.
                                                       2001
                                            Carrying       Estimated
        Cash and due from financial         Amount         Fair Value
         institutions                       $ 11,140,462   $11,140,462
        Interest earning balances with
          financial institutions               1,273,000     1,273,000
        Federal funds sold                    10,252,000    10,252,000
        Securities available for sale         17,173,350    17,173,350
        Securities held to maturity              147,536       152,583
        Federal Home Loan Bank stock             426,100       426,100
        Georgia Bankers Bank - stock             547,283       770,240
        Loans - net of allowances            169,333,063   161,938,092
        Demand and savings deposits           73,301,431    73,301,431
        Time deposits                        122,699,172   123,606,169
        Federal funds purchased                        -             -

                                                       2000
        Cash and due from financial
         institutions                          8,911,914   $ 8,911,914
        Interest earning balances with
         financial institutions                  825,279       825,279
        Federal funds sold                    14,693,000    14,693,000
        Securities available for sale         20,695,055    20,695,055
        Securities held to maturity              147,326       151,512
        Federal Home Loan Bank stock             426,100       426,100
        Georgia Bankers Bank - stock             547,283       784,085
        Loans - net of allowances            160,246,187   158,371,357
        Demand and savings deposits           63,030,105    63,030,105
        Time deposits                        129,649,110   132,081,000
        Federal funds purchased                        -             -

                                   F33

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 16.  Fair Value of Financial Instruments (Con't)

              For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2001 and 2000. The estimated fair value for cash and due from financial institutions and federal funds sold are considered to approximate cost. The estimated fair value for interest-earning balances with financial institutions, securities available-for-sale, securities held-to-maturity, and Georgia Bankers Bank stock are based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for commercial loans is based on estimates of the difference in interest rates the Company would charge the borrowers for similar such loans with similar maturities made at December 31, 2001 and 2000, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for other loans is based on estimates of the rate the Company would charge for similar such loans at December 31, 2001 and 2000 applied for the time period until estimated repayment. The estimated fair value for individual retirement account deposits and time deposits is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 2001 and 2000, applied for the time period until maturity. The estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered to approximate cost at December 31, 2001 and 2000.

              While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2001 and 2000, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2001 and 2000 should not necessarily be considered to apply at subsequent dates.

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

                                   F34

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

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

            Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and its subsidiaries meet all capital adequacy requirements to which it is subject.

              As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that, management believes, have changed the institution's category.

                                   F35

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

Note 17. Regulatory Matters (Con't)

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

                                                       To Be Well
                                                       Capitalized Under
                                 For Capital           Prompt Corrective
                   Actual        Adequacy Purposes     Action Provisions:
               Amount     Ratio   Amount      Ratio    Amount      Ratio

As of December 31, 2001:

Total Capital
 (to Risk
 Weighted
 Assets)
 Consolidated$   20,435   10.9%  >$ 15,041  >  8.0%   >$ 18,801  >  10.0%
 Subsidiary -
  Alma            7,775   11.5%  >    5,384 >  8.0%   >   6,730  >  10.0%
 Subsidiary -
  Baxley          6,737   15.9%  >    3,381 >  8.0%   >   4,227  >  10.0%
 Subsidiary -
  Kingsland       3,192   12.4%  >    2,065 >  8.0%   >   2,581  >  10.0%
 Subsidiary -
  Metter         5,410    10.4%  >    4,159 >  8.0%   >   5,199  >  10.0%

As of December 31, 2001:

Tier I Capital
 (to Risk Weighted
  Assets)
Consolidated $  18,080     9.6%  >$  7,520  >  4.0%   >$ 11,280  >   6.0%
 Subsidiary -
  Alma            6,924   10.3%  >    2,692 >  4.0%   >   4,038  >   6.0%
 Subsidiary -
  Baxley          6,207   14.7%  >    1,691 >  4.0%   >   2,536  >  6.0%
 Subsidiary -
  Kingsland       2,868   11.1%  >    1,032 >  4.0%   >   1,549  >   6.0%
 Subsidiary -
  Metter          4,769    9.2%  >    2,080 >  4.0%   >   3,120  >   6.0%

                                   F36

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

                                                       To Be Well
                                                       Capitalized Under
                                 For Capital           Prompt Corrective
                   Actual        Adequacy Purposes     Action Provisions:
             Amount   Ratio      Amount      Ratio     Amount    Ratio

As of December 31, 2001:

Tier I
 Capital (to
  Average Assets)
Consolidated $  18,080     8.1%  >$  8,924  >  4.0%   >$ 11,155  >   5.0%
Subsidiary -
  Alma            6,924    8.9%  >    3,104 >  4.0%   >   3,881  >   5.0%
Subsidiary -
  Baxley          6,207   12.1%  >    2,052 >  4.0%   >   2,565  >  5.0%
Subsidiary -
  Kingsland       2,868    9.1%  >    1,266 >  4.0%   >   1,583  >   5.0%
Subsidiary -
  Metter          4,769    7.8%  >    2,435 >  4.0%   >   3,043  >   5.0%

As of December 31, 2000:

Total Capital
 (to Risk Weighted
 Assets)
 Consolidated  $ 18,647   10.7%  >  $13,933    8.0%   > $17,407  >  10.0%
 Subsidiary -
  Alma            7,463  12.9%   >    4,597    8.0%   >   5,746  >  10.0%
 Subsidiary -
  Baxley          6,444  16.1%   >    3,324    8.0%   >   4,155  >  10.0%
 Subsidiary -
  Kingsland       2,914  12.7%   >    1,841    8.0%  >    2,302  >  10.0%
 Subsidiary -
  Metter          4,924   8.9%   >    4,435    8.0%  >    5,544  >  10.0%

                                   F37

                          SOUTH BANKING COMPANY
                              ALMA, GEORGIA
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2001

                                                       To Be Well
                                                       Capitalized Under
                                 For Capital           Prompt Corrective
                   Actual        Adequacy Purposes     Action Provisions:
             Amount   Ratio      Amount      Ratio     Amount    Ratio

As of December 31, 2000:

Tier I Capital
 (to Risk
 Weighted
 Assets)
 Consolidated  $ 16,441   9.4%    >  $6,963   4.0%  >  $10,444  >  6.0%
 Subsidiary -
   Alma            6,739 11.7%     >   2,298  4.0%   >   3,448  >  6.0%
 Subsidiary -
   Baxley          5,924 14.8%     >   1,662  4.0%   >   2,493  >  6.0%
 Subsidiary -
  Kingsland       2,625 11.4%     >     921   4.0%  >     1,381 >  6.0%
 Subsidiary -
  Metter          4,251  7.7%     >   2,217  4.0%    >    3,326 >  6.0%

As of December 31, 2000:

Tier I
 Capital (to
  Average Assets)
 Consolidated  $ 16,441   9.3%    >  $7,038   4.0%   >   $8,797 >  5.0%
 Subsidiary -
  Alma            6,739  9.1%     >   2,977  4.0%    >    3,721 >  5.0%
 Subsidiary -
  Baxley          5,924 12.2%     >   1,938  4.0%    >    2,422 >  5.0%
 Subsidiary -
  Kingsland       2,625  8.8%     >  1,182   4.0%    >    1,477 >  5.0%
 Subsidiary -
  Metter          4,251  6.9%     >   2,461  4.0%    >    3,077 >  5.0%

                                   F38

                     SOUTH BANKING COMPANY
                   (PARENT CORPORATION ONLY)

                         ALMA, GEORGIA

                      FINANCIAL STATEMENTS

                       DECEMBER 31, 2001

                               F39

               REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
South Banking Company
Alma, Georgia 31510

      Under date of February 14, 2002, we reported on the consolidated balance sheets of South Banking Company, as of December 31, 2001 and 2000, and the related statements of income, cash flows and stockholders' equity for the three years in the period ended December 31, 2001.

      In connection with our examination of the aforementioned consolidated financial statements, we also audited the accompanying balance sheets (Parent Corporation Only) as of December 31, 2001 and 2000 and the related statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Banking Company (Parent Corporation Only) as of December 31, 2001 and 2000, and the results of its operations, stockholders' equity and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

                                Respectfully submitted,


                                H. H. BURNET & COMPANY, P. C.

February 14, 2002
                               F40

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                             BALANCE SHEETS

                                           December 31,   December 31,
                                           2001           2000

                                 ASSETS
Cash and due from banks
 Interest bearing                          $ 1,243,497    $ 1,064,896
 Non-interest bearing                           36,862         32,846
Investment in bank's subsidiaries           22,543,800     21,420,680
Investment in nonbank subsidiaries             463,535        341,298
Investment-Habersham Bank Corp.-available
        for sale                                     -        215,760
Investment-Nexity Financial-available
        for sale                               250,000        250,000
Other assets                                    16,423         60,948
Prepaid income taxes                           351,370        214,577
Due from subsidiaries                                -              -

Total Assets                               $24,905,487    $23,601,005

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                           $       186   $         186
Other liabilities                                3,018             788
Accrued income taxes                                -               -
Notes payable                                4,725,000       5,200,000
Due to subsidiaries                            319,044         129,471

Total Liabilities                          $ 5,047,248   $   5,330,445

Stockholders' Equity
Common stock of $1 par value;
 authorized 1,000,000 shares;
 issued and outstanding, 2000 and 1999
 399,500 and 399,500, respectively         $   399,500   $     399,500
Surplus                                      3,070,831       3,070,831
Undivided profits                           16,291,126      14,887,046
Accumulated other comprehensive income          96,782    (     86,807)
Total Stockholders' Equity                 $19,858,239   $  18,270,560

Total Liabilities and Stockholders'Equity  $24,905,487   $  23,601,005

The accompanying note is an integral part of these financial statements.

                                   F41

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                           STATEMENT OF INCOME

                              Year Ended     Year Ended     Year Ended
                              December 31,   December 31,   December 31,
                              2001           2000           1999
Income
Dividends from bank
 Subsidiaries                 $    994,156   $  985,387     $   977,614
Miscellaneous income                     -          788             682
Interest income                     45,641       23,479          18,431
Management fees                    108,000      102,000         102,000
Dividends - other                    2,673        5,345          10,091
Loss on sale of stock          (     4,906)           -               -

Total Income                  $   1,145,564   $1,116,999    $ 1,108,818

Expenses
Salaries                      $      80,543   $   83,169    $    79,300
Amortization                          1,498       13,526         13,526
Interest                            337,286      318,822        212,684
Professional fees                    25,791       75,045         33,045
Other                                67,837       75,621         63,109

Total Expenses                $     512,955   $  566,183    $   401,664
Income before income taxes
 and equity in undistributed
 income (loss) of subsidiaries $    632,609   $  550,816    $   707,154
Provision (credit) for
  income  taxes                 (   136,526)   ( 164,606)    (   95,172)

Income before equity in
 undistributed income in
 subsidiaries                 $     769,135   $  715,422    $   802,326

Equity in undistributed
 income of bank subsidiaries  $     792,336   $1,904,756    $ 1,251,684
Equity in undistributed
 income (loss) of nonbank
     subsidiaries                   122,237       25,882         74,491

                              $     914,573   $1,930,638    $ 1,326,175

Net Income                    $   1,683,708   $2,646,060    $ 2,128,501

The accompanying note is an integral part of these financial statements.

                                   F42

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                       STATEMENT OF INCOME (con't)

                              Year Ended      Year Ended     Year Ended
                              December 31,    December 31,  December 31,
                              2001            2000          1999

Other Comprehensive Income
 before tax
Unrealized gain on securities $ 278,166 $ 151,160 $( 402,268) Other Comprehensive Income
  before  tax                   $  278,166   $  151,160     $(   402,268)
Income tax expenses related
  to items of other
  comprehensive income              94,577       57,048      (   136,771)
Other comprehensive income,
  net  of  tax                  $  183,589   $   94,112     $(   265,497)

Comprehensive income           $ 1,867,297   $2,740,172     $  1,863,004

Per share data based on
 weighted outstanding shares:

  Weighted average
   outstanding                     399,500      399,500          399,500

Net Income                    $        4.21   $     6.62    $      5.33

The accompanying note is an integral part of these financial statements.

                                   F43
                              SOUTH BANKING COMPANY
                            (PARENT CORPORATION ONLY)
                                  ALMA, GEORGIA
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                 Accumulated
                                                 Other         Total
               Common                Undivided   Comprehensive Stockholders'
               Stock     Surplus     Profits     Income        Equity
Balance,
 December 31,
     1998     $ 399,500 $3,070,831  $10,651,788  $  84,568     $ 14,206,687
Net income            -          -    2,128,501          -        2,128,501
Cash dividends        -          -  (   259,675)         -     (    259,497)
 Unrealized gain
  (loss) on
  securities
  available for
  sale                -          -            -   (265,497)    (    265,497)

Balance,
 December 31,
   1999       $ 399,500 $3,070,831  $12,520,614 $( 180,929)   $  15,810,016
Net income            -          -    2,646,060          -        2,646,060
Cash dividends        -          -  (   279,628)         -     (    279,628)
 Unrealized gain
  (loss) on
  securities
  available for
  sale                -          -            -     94,112           94,112
Redemption of shares  -          -            -          -                -

Balance,
 December 31,
    2000      $ 399,500 $3,070,831  $14,887,046  $( 86,817)   $  18,270,560
Net income            -          -    1,683,708          -        1,683,708
Cash dividends        -          -  (   279,628)         -     (    279,628)
 Unrealized gain
  (loss) on
  securities
  available for
  sale                -          -            -     183,599         183,599
Redemption of shares  -          -            -           -               -

Balance,
 December 31,
    2001      $ 399,500 $3,070,831  $16,291,126   $  96,782   $  19,858,239

    The accompanying note is an integral part of these financial statements.

                                       F44
                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                         STATEMENT OF CASH FLOWS

                             Year Ended     Year Ended    Year Ended
                             December 31,   December 31,  December 31,
                             2001           2000          1999
Cash Flows From Operating
 Activities:
 Net income                 $  1,683,708   $ 2,646,060   $ 2,128,501
 Add expenses not requiring
  cash:
 Depreciation and
      Amortization                11,731        21,870        17,649
 Undistributed earnings of
    Subsidiaries             (   914,573)   (1,930,638)  ( 1,326,175)
 Loss on sale of stock       (     4,906)            -             -
 Increase (decrease) in
  other liabilities                2,230           788             -
 Increase (decrease) in
   accrued income taxes                -    (   21,653)       21,652
 (Increase) decrease in
  other assets                     1,369           635   (     1,979)
 (Increase) decrease in
   prepaid  income taxes     (   136,793)   (  214,577)      145,937
 (Increase) decrease in
  due from subsidiary-taxes            -       105,672   (    129,928)
 Increase (decrease) in
  due to subsidiary              189,573       129,471              -

Net Cash Provided by Operating
 Activities                 $    842,151   $   737,718   $   855,657

Cash Flows From Investing
 Activities:
Capital contribution to
 Subsidiary                 $(   200,000)  $(2,700,000)  $          -
Purchase of Nexity Financial
 Stock                                 -             -    (    250,000)
Purchase of C B Financial
   Stock
Purchase of fixed assets               -    (   27,532)             -
Sale of CB Financial             295,094             -              -
Net Cash Used by Investing
  Activities                $     95,094   $( 2,727,532) $(    250,000)

The   accompanying  note  is  an  integral  part  of  these  financial statements.

                                   F45

                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                     STATEMENT OF CASH FLOWS (con't)

                              Year Ended     Year Ended    Year Ended
                              December 31,   December 31,  December 31,
                              2001           2000          1999

Cash Flows From Financing
 Activities:
Payments on note payable
   bank                      $(   475,000)  $(    60,000)   $(  390,000)
Proceeds from notes payable
   to   banks                           -      2,900,000              -
Dividends  paid               (   279,628)   (   279,628)    (  259,675)
Redemption of common stock              -              -              -

 Net Cash Provided (Used)
  by Financing Activities     $(   754,628)  $ 2,560,372   $(  649,675)

Net increase (decrease) in
 cash and cash equivalents    $    182,617   $   570,558   $(   44,018)

Cash and Cash Equivalents at
  beginning of year              1,097,742       527,184       571,202

Cash and Cash Equivalents
 at end of year               $  1,280,359   $ 1,097,742   $   527,184

The   accompanying  note  is  an  integral  part  of  these  financial statements.

                                   F46
                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                      NOTES TO FINANCIAL STATEMENTS

(A)  Summary of Significant Accounting Policies

     General-
               The following notes to the financial statements of South Banking Corporation, formed on July 28, 1981, (parent corporation only) (the corporation) includes only that information which is in addition to information presented in the consolidated financial
               statements   and   notes   to  consolidated   financial
               statements.

     Investment in subsidiaries-
               The corporation reports its investment in the common stock of its subsidiaries at its equity in the net assets of the subsidiaries.

     Organization costs-
               Organization costs have been deferred and are being amortized on a straight-line basis over a period of five years.

                                   F47