Form 10-Q
period 2002-03-31
SOUTH BANKING CO
filed 2002-05-15
CIK 351566

SECURITY AND EXCHANGE COMMISSION
	WASHINGTON, D. C. 20549

	FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For quarter ended   March 31, 2002   Commission file number   2-71249

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


                                             Yes    X        No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2002.


    Common stock, $1.00 par value - 399,500  shares outstanding

SOUTH BANKING COMPANY
ALMA, GEORGIA



Part I.  Financial Information

         Consolidated Financial Statements . . . . . . . . . . . 4 -  9

         Notes to Consolidated Financial Statements . . . . . . 10 - 12

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . 13 - 19


Part II. Other Information  . . . . . . . . . . . . . . . . . .      20

SOUTH BANKING COMPANY

SOUTH BANKING COMPANY
ALMA, GEORGIA
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

				March 31,			December 31,
				2002				2001

ASSETS

Cash and due from banks	$	9,110,865		$	11,140,462

Deposits in other banks -
 interest bearing		$	872,000		$	1,273,000

Investment securities:
 Available for sale	$	15,788,662		$	17,173,350

 Held to maturity 	$	147,588		$	147,536

Georgia Bankers stock	$	547,283		$	547,283
Federal Home Loan Bank stock	$	426,100		$	426,100
Federal funds sold	$	23,709,000		$	10,252,000

Loans 			$	169,909,598		$	172,378,811
Less: Unearned discount	(	    287,810)	(	    288,968)
Reserve for loan losses	(	  2,900,210)	(	  2,756,780)

 				$	166,721,578		$	169,333,063

Bank premises and equipment	$	6,749,848		$	6,715,813

Intangible assets	$	1,621,625		$	1,680,572

Other assets	$	5,468,153		$	6,101,344

Total Assets	$	231,162,702		$	224,790,523

The accompanying notes are an integral part of these financial statements.

SOUTH BANKING COMPANY
ALMA, GEORGIA
CONSOLIDATED BALANCE SHEETS (Con't)
(UNAUDITED)


					March 31,			December 31,
					2002				2001

	LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing	$	30,571,787		$	29,999,788
           Demand - interest
			  bearing		33,607,857			32,764,586
           Savings			12,064,208			10,537,057
           Time			     125,769,344			122,699,172

					$	202,013,196		$     196,000,603
Borrowing					5,521,904			5,581,251
Accrued expenses and other
 liabilities			1,929,565				1,850,430
Federal funds purchased			-				-
Note payable - Federal Home
     Loan Bank			1,500,000				1,500,000
Total Liabilities			$	210,964,665		$	204,932,284

Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding at
 March 31, 2002 and December 31,
 2001 - 399,500 and 399,500,
 respectively			$	399,500		$	399,500
Surplus					3,070,831			3,070,831
Undivided profits				16,714,060			16,291,126
Accumulated other comprehensive
   income					13,646			96,782

Total Stockholders' Equity	$	20,198,037		$	19,858,239
Total Liabilities and
 Stockholders' Equity	$	231,162,702		$	224,790,523

The accompanying notes are an integral part of these financial statements.

SOUTH BANKING COMPANY
ALMA, GEORGIA
CONSOLIDATED STATEMENT OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

					Three Months		Three Months
					Ended				Ended
					March 31,			March 31,
					2002				2001

Interest Income
Interest and fees on loans	$	3,537,825		$   4,461,307
Interest on federal funds sold	66,734			286,670
Interest on deposits with other
 banks					8,960				11,039

Interest on investment securities:
 U. S. Treasury				7,695				7,695
 U. S. government agencies		171,865			265,140
 Mortgage backed securities		1,724				5,534
 State and political subdivisions	14,605			18,819
 Dividends					10,071			20,228

Total Interest Income		$	3,819,479		$	5,076,432

Interest Expense
Interest on deposits		$	1,464,553		$	2,529,460
Interest on other borrowings		63,091			138,773

Total Interest Expense		$	1,527,644		$	2,668,233
Net Interest Income		$	2,291,835		$	2,408,199
Provision for loan losses		225,000			141,500

Net interest income after provisions
 for loan losses			$	2,066,835		$	2,266,699

Other Operating Income
Service charge on deposit accounts	$	417,381		$	410,320
Commission on insurance				21,196			23,214
Other income					142,006			361,989
Gain (loss) sale of securities			587				-
Computer income					156,094			134,706
Financial service income			24,610				-
Total Other Operating Income	$	761,874		$	930,229

The accompanying notes are an integral part of these financial statements.

SOUTH BANKING COMPANY
ALMA, GEORGIA
CONSOLIDATED STATEMENT OF INCOME AND
COMPREHENSIVE INCOME (Con't)
(UNAUDITED)

					Three Months			Three Months
					Ended					Ended
					March 31,				March 31,
					2002					2001

Other Operating Expenses
Salaries				$	912,808			$	944,876
Profit sharing and other personnel
 expense					165,744				179,117
Occupancy expense				128,872				129,016
Furniture and fixtures expense	282,018				260,753
Payroll taxes				61,502				62,006
Data processing				72,097				72,796
Other operating expenses		564,367				532,043
Total Other Operating Expenses$	2,187,408			$	2,180,607
Income before income taxes	$	641,301 			$	1,016,321
Applicable income taxes			218,367				341,674
Net income				$	422,934			$	674,647
Other comprehensive income, net of tax
 Unrealized gains (losses) on
  securities			$(	83,136)			$	149,979

Other comprehensive income (loss)	$(	83,136)		$	149,979
Comprehensive income			$	339,798		$	824,626
Per share data on weighted average
 outstanding shares
Weighted average outstanding shares		399,500	 		399,500

Net income per share			$	1.059		$	1.689

The accompanying notes are an integral part of these financial statements.

SOUTH BANKING COMPANY
ALMA, GEORGIA
STATEMENT OF CASH FLOWS
(UNAUDITED)

					Three Months			Three Months
					Ended					Ended
					March 31,				March 31,
					2002					2001

Cash Flows From Operating Activities:
 Net income				$	422,934		$	674,647
 Add expenses not requiring cash:
  Provision for depreciation and
   amortization				295,538			281,660
  Provision for loan losses		225,000			141,500
 Bond portfolio losses (gains) (   	1,463)			-
 Gain on sale of other real estate
  owned					-				-
 Increase (decrease) in taxes payable 222,367			380,666
 Increase (decrease) in interest payable (	281,240)	284,515
 Increase (decrease) in other liabilities		138,008  (	167,985)
 (Increase) decrease in interest
  receivable				389,247			196,874
 (Increase) decrease in prepaid
  expenses				(	20,049)		(      45,343)
 (Increase) decrease in other assets 51,290			220,526
 Recognition of unearned loan income  1,158				-
Net Cash Provided (Used) by Operating
 Activities				$	1,442,790		$	1,967,060
Cash Flows From Investing Activities:
 Proceeds from maturities of investment
  securities - available for sale	$	3,164,822	$	6,664,682
 Proceeds from maturities of investment
  security - held to maturity			-				-
 Purchase of investment
		securities - AFS		(	1,655,063)	(	4,750,000)
 Purchase of investment
		securities - HTM				-			-
 Net loans to customers			2,385,327		(	4,924,274)
 Purchase of premise and equipment(	264,719)		(	201,499)
 Proceeds from sale of equipment		-				-
 Proceeds from other real estate owned	-				-
 Purchase of FHLB stock				-				-
Net Cash Provided (Used) by Investing
 Activities				$	3,630,367		$(	3,211,091)

The accompanying notes are an integral part of these financial statements.

SOUTH BANKING COMPANY
ALMA, GEORGIA
STATEMENT OF CASH FLOWS (Con't)
(UNAUDITED)

						Three Months		Three Months
 						Ended				Ended
						March 31,			March 31,
						2002				2001

Cash Flows From Financing Activities:
 Net increase (decrease) in demand
  deposits, NOW and money market	$	1,415,270		$	5,970,898
 Net increase (decrease) in savings
  and time deposit			4,597,323				5,153,067
 Net increase (decrease) in borrowings (	59,347)		(	26,384)
 Dividends paid					-				-
 Redemptions of company stock			-				-
 Federal funds purchased			-				-
 Net decrease - note payable - FHLB		-			(	13,333)
Net Cash Provided (Used) by
 Financing Activities			$	5,953,246		$	11,084,248
Net Increase (Decrease) in Cash
 and Cash Equivalents			$	11,026,403		$	9,840,217
Cash and Cash Equivalents at
 Beginning of Year				22,665,462			24,430,193
Cash and Cash Equivalents at
 End of Period				$	33,691,865		$	34,270,410

The accompanying notes are an integral part of these financial statements.

SOUTH BANKING COMPANY
ALMA, GEORGIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

		The accounting and financial reporting policies of South Banking Company and its subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated statements include the accounts of South Banking Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying interim financial statements are unaudited. In management's opinion, the consolidated financial statements reflect a fair presentation of the consolidated financial position of South Banking Company and subsidiaries, and the results of its operations and its cash flows for the interim periods presented, in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and footnote disclosures in the Bank's 10K for the fiscal year ended December 31, 2001.

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

SOUTH BANKING COMPANY
ALMA, GEORGIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	The liquidity and capital resources of the Company are monitored on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at March 31, 2002 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 2002, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities.
During the three months ended March 31, 2002, total capital increased $339,798 to $20,198,037. This increase in capital resulted from net earnings of $422,934 and an increase of $83,136 in unrealized losses on securities available for sale, net of taxes.

	At March 31, 2002, South Banking Company had one binding commitment for capital expenditures. South Banking Company's subsidiary, Alma Exchange Bank, had entered into an agreement to remodel its main bank building. Most of the remodeling had been completed prior to March 31, 2002; however, final construction work and payments will approximate $200,000.

Results of Operations

	The following discussion and analysis presents the significant changes in financial condition and the results of operations of South Banking Company and Subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 2001 Form 10-K.

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

Earnings Summary

	Net income for the first quarter of 2002 was $442,934 down $251,713 from $674,647 in the first quarter of 2001. On a per share basis earnings registered a similar decrease from $1.689 to $1.059. These levels of income represent annualized returns on average assets of .74% and 1.19%, respectively. Return on average equity also decreased from 14.40% to 8.45%. Details concerning the Company's results of operations are discussed in the following sections of this report.

	Net interest income for the first quarter of 2002 totaled $2,291,835, down $116,364 from $2,408,199 in the first quarter of 2001.

	Interest income is being impacted by the mix of assets, the level of earning assets and the interest rate environment. Average earning assets for the quarter of $206.7 million are $4.2 million in excess of the first quarter 2001 average. These funds have historically been invested in the loan portfolio until this quarter when loan demand weakened. At March 31 funds were temporarily held in federal funds sold waiting for seasonal loan demands. The rate environment and loan volume has caused loan income to decrease $923,482 from $4,461,307 in the first quarter of 2001 to $3,537,825 in the first quarter of 2002. This increase reflects the volatile repricing of the Bank's substantial portfolio of one-year fixed rate loans; however, the reduction in the prime rate has stopped and the impact of the changes have begun to level off.

	Interest expense, the other component of net interest income, decreased $1,140,589 when compared to the first quarter of last year including the fact that the average balance of interest bearing liabilities was down only $2,938,797 million. The overall cost of interest bearing liabilities for the quarter of 3.47% is 172 basis points lower than in the first quarter of 2001, reflecting several rate changes implemented in 2001 that decreased rates. Most of the higher rates have matured and overall rates have lowered substantially.

	This combination of higher average balances and lower rates produced a net interest margin of 3.92% for the quarter, down from 4.83% in the first quarter of last year.

SOUTH BANKING COMPANY
ALMA, GEORGIA
MANGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary (Con't)

	The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $225,000 and $141,500 during the three months ended March 31, 2002 and 2001, respectively.

Noninterest Income

	Following is a comparison of noninterest income for the three months ended March 31, 2002 and 2001.

					Three			Three
					Months		Months
					Ended			Ended
     	   				March 31,		March 31,
					2002			2001
Service charges on deposits	$	417,381	$	410,320
Other service charges, commissions
 & fees					21,196		23,214
Other income				323,297		496,695

Total Noninterest Income	$	761,874	$	930,229


	Total noninterest income for the three months ended March 31, 2002 was $168,355 lower than during the same period in 2001. The primary decrease is related to reduction in gain on sale of SBA loans.

	During the third quarter of 1998, the Bank began offering brokerage services, including stocks, bonds, mutual funds and annuities, to its customers. The effect on the deposit base has been limited as less than one quarter of the total sales have come from Bank deposits. In the long-term, management believes this service could actually increase deposits.

Noninterest Expense

	Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the first quarter of 2002 of $2,187,408 was $6,801, or .3% greater than during the first quarter of 2001.

SOUTH BANKING COMPANY
ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense (Con't)

	Expense had little change from 2001 as salary and other personnel expenses had a slight decrease as management has attempted to control costs as interest margins have been significantly reduced.

	Other non-personnel expense had little change. Management expects this trend to remain constant during the remainder of the year.

Income Taxes

	The Company's provision for income taxes, which totaled $218,367 in the first quarter of 2002 and $341,674 in the first quarter of 2001, includes both federal and state income taxes. The effective tax rates during the two periods were 34.05% in 2002 and 33.6% in 2001.

Financial Condition

	Average total assets during the first quarter of 2002 were $227,976,613, up from $226,653,073 from the first quarter of 2001. A detailed discussion of the Bank's financial condition, and its various balance sheet components follows:

Loan Portfolio

	The loan portfolio, which represents South's largest asset, has decreased during the first quarter by $2,469,213 to $169,909,598. Competitive pressures from auto manufacturers and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types of loans. Management also believes that with the recent decline in the local farming economy, there exists little opportunity to expand and develop the agricultural loan portfolio. In the year since March 31, 2001, the loan portfolio has changed very little. Commercial and real estate lending remains the largest part of the portfolio and where any growth will be derived.

	The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At March 31, 2002, commitments to extend credit, including unused lines of credit, totaled $20,169,000 while letters of credit totaled $428,000.

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

Summary of Past Due Loans and Nonperforming Assets
              (in thousands)

								-------March 31-------
								2002			2001
                                                      (Unaudited)
	Loans past due 90 or more days
      still accruing interest			$	357		$	371

	Nonperforming assets:
	 Nonaccruing loans			$	938		$	1,602
	 Other real estate owned			1,265			575

							$	2,203		$	2,177


	Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers, and other factors. At March 31, 2002, the allowance for loan losses was $2,900,210 or 1.71% of gross loans. Given the inherent risk contained in the portfolio, including the nonaccrual loan described above as well as commitments to extend credit, this level is considered adequate. Management is not aware of any trends, uncertainties or other information relating to the loan portfolio, which it expects will materially impact future operating results, liquidity, or capital resources.

	The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a significant level. The provision totaled $225,000 during the first quarter of 2002 and $141,500 during the first quarter of 2001.

Securities Portfolio and Federal Funds Sold

	The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At March 31, 2002, the held to maturity portfolio totaled $147,588.

SOUTH BANKING COMPANY
ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities Portfolio and Federal Funds Sold (Con't)

	Management attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At March 31, 2002,this portfolio had an estimated fair value of $17,173,350, $13,646 more than the amortized cost. Such benefit represents an unrealized gain.

	This portfolio is invested primarily in U.S. Treasury and agency obligations and tax exempt municipals. The treasury and agency portion of the portfolio, including agency backed mortgage securities, total $14,544,935 at quarter end or 92.1% of the available for sale portfolio. Tax exempt municipals totaling $984,906 comprised 6.24%. The remainder of the portfolio, which totals $258,821, consists of bank holding company stock and equities.

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

Deposits and Other Funding Sources

	Total deposits at March 31, 2002 of $202,013,196 were up from their year end total of $196,000,603. The first quarter has traditionally been a slow growth period. First quarter deposits have increased $6,012,593.

	Noninterest bearing deposits increased $571,999 to $30,571,787 during the quarter. In contrast to this, interest bearing deposits increased $5,440,594 or 3.28%, to $171,441,409 during the quarter. Increases were experienced in all types of interest bearing deposits.

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

	SOUTH BANKING COMPANY
	ALMA, GEORGIA
	PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (27) Financial Data Schedule

The registrant has not filed any reports on Form 8-K during the three month period ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SOUTH BANKING COMPANY
                                  (Registrant)

Date:  May 7, 2002               By:
                                     Paul Bennett
                                     President

Date:  May 7, 2002               By:
                                     Olivia Bennett
                                     Vice President
??