Form 10-Q
period 2002-06-30
SOUTH BANKING CO
filed 2002-08-13
CIK 351566

SECURITY AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549
								FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For quarter ended June 30, 2002     Commission file number      271249
							SOUTH BANKING COMPANY
		(Exact name of registrant as specified in its charter)
				Georgia				     58-1418696
(State or other jurisdiction of        (I.R.S. Employer Identification
incorporation or organization)          Number)
104 North Dixon Street, Alma, Georgia	              31510
(Address of principal executive offices)	            (Zip
Code)
Registrant's telephone number, including area code         (912) 632-
8631
Former name, former address and former fiscal year, if changed since last report.
	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months  (or for such shorter period that the registrant was required to file such report(s), and  (2) has been subject to such filing requirement for the past 90
days.
									Yes    X    No
	Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of June 30, 2002.


	Common stock, $1.00 par value - 399,500 shares outstanding
					SOUTH BANKING COMPANY
					SOUTH BANKING COMPANY

ALMA, GEORGIA
Part I.  Financial Information
		Consolidated Financial Statements	        	4- 10
		Notes to Consolidated Financial Statements  	11 -13
Management's Discussion and Analysis of Financial Condition
 and Results of Operations						14- 20
Part II. Other Information						21- 22
						SOUTH BANKING COMPANY
				ALMA, GEORGIA CONSOLIDATED BALANCE SHEETS
						(UNAUDITED)

						June 30,		December31,
						2002			2001
ASSETS
Cash and due from banks			$  10,855,628	$11,140,462
Deposits in other banks -
 interest bearing				$   1,172,000	$ 1,273,000
Investment securities:
 Available for sale			$  16,652,061	$17,173,350
 Held to maturity				$      47,641	$   147,536
Georgia Bankers stock			$     547,283	$   547,283
Federal Home Loan Bank stock		$     426,100	$   426,100
Federal funds sold			$  22,201,000	$10,252,000

Loans						$ 169,001,431     $172,378,811
Less:    Unearned	discount		(     286,678)  	(    288,968)
Reserve    for   loan   losses	(   2,902,239)    (  2,756,780)
						$ 165,812,514   	$169,333,063
Bank premises and equipment		$   6,693,055	$  6,715,813
Goodwill					$   1,562,679	$  1,680,572
Other assets				$   5,336,550	$  6,101,344
Total Assets				$ 231,306,511     $224,790,523
The accompanying notes are an integral part of these financial statements.
										4
				SOUTH BANKING COMPANY
				ALMA, GEORGIA
				CONSOLIDATED BALANCE SHEETS (con't)
				(UNAUDITED)
						June 30,		December 31,
						2002			2001
				LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:  Demand - non-interest
		bearing			$ 33,676,302	$ 29,999,788
		Demand- interest
		bearing			  35,064,587	  32,764,586
Savings					  12,092,092        10,537,057
Time						 121,713,386       122,699,172
						$202,546,367	$196,000,603
Borrowing					   5,463,404         5,581,251
Accrued expenses and other
	liabilities				   1,634,587         1,850,430
Federal	funds purchased		           -                 -
Note payable  - Federal Home Loan
			Bank			   1,000,000         1,500,000
Total Liabilities			$210,644,358      $204,932,284
Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000, shares
 issued and outstanding - June 30,
 2001 and 2000 - 399,500
	and 399,500, respectively    $	399,500     $   399,500
Surplus					    3,070,831       3,070,831
Undivided   profits    		         17,070,526      16,291,126
Accumulated other comprehensive
		Income			      121,296          96,782
Total Stockholders' Equity	     $   20,662,153     $19,858,239
Total Liabilities and
	Stockholders' Equity	     $  231,306,511     $224,790,523
The accompanying notes are an integral part of these financial statements.
									5
				SOUTH BANKING COMPANY
				ALMA, GEORGIA
				CONSOLIDATED STATEMENT OF INCOME
				AND COMPREHENSIVE INCOME
				(UNAUDITED)

			Three		 Three
			Months	 Months      Six Months   Six Months
			Ended		 Ended	 Ended        Ended
			June 30,	 June 30,	 June 30,	  June 30,
			2002		 2001        2002         2001
Interest Income:
 Interest & fees
	on loans$ 3,339,128  	$4,281,783  $ 6,876,953  $8,743,090
 Interest on federal
	funds sold   86,331	   232,997      153,065     519,667
 Interest on deposits
	with other
	banks     10,227	          11,729       19,187      22,768
 Interest on invest-
	ment securities:
U.S.  Treasury	7,317		     7,757       15,012      15,452
	Mortgage backed
	securities	1,290		     4,460        3,014       9,994
	U.S. Government
	Agencies	  170,780	   224,136      342,645     489,276
	State & municipal
	subdivisions   13,418	    18,070       28,023      36,889
	Other       9,989	          14,538       20,060      34,766
Total Interest
Income       $ 3,638,480       $4,795,470  $ 7,457,959  $9,871,902
Interest Expense:
 Interest on
	deposits$ 1,274,706	$2,404,585  $ 2,739,259  $4,934,045
 Interest on other
	borrowings    63,680	   129,421      126,771     268,194
 Total Interest
	Expense$ 1,338,386	$2,534,006  $ 2,866,030  $5,202,239
Net Interest
Income   	$ 2,300,094  	$2,261,464  $ 4,591,929  $4,669,663
Provision for loan
	losses    217,000		   169,000      442,000     310,500
Net interest income
 after provision
for loan losses$ 2,083,094  	$2,092,464  $ 4,149,929  $4,359,163
The accompanying notes are an integral part of these financial statements.
									6
				SOUTH BANKING COMPANY
					ALMA, GEORGIA
				CONSOLIDATED STATEMENT
				OF INCOME AND COMPREHENSIVE INCOME (con't)
				(UNAUDITED)

			Three		Three
			Months	Months	Six Months	Six Months
			Ended		Ended		Ended		Ended
			June 30,	June 30,	June 30,	June 30,
			2002		2001		2002		2001
Other Operating Income:

 Service charge on
	deposit
	accounts $  430,291 $  431,045  $   847,672  $  841,365
 Commission on
	insurance	  23,453	 21,848       44,649      45,062
Other income	 176,134	  197,529      318,140     559,518
Gain (loss) on sale
 of securities      1,487          -        2,074           -
Computer income    141,048	   132,191      297,142     266,897
Financial service
 income	        32,786         -       57,396           -
Total Other
Operating Income $ 805,199 	$  782,613  $ 1,567,073  $1,712,842
Other Operating Expenses:
Salaries        $ 923,228 	$  968,246  $ 1,836,036  $1,913,122
 Profit sharing &
	personnel
	expense   165,931		   183,621      331,675     362,738
Occupancy expense 132,546 	   131,963      261,418     260,979
 Furniture &
	fixtures
	expense 	  272,674	   268,310	    554,692     529,063
Payroll  taxes	   61,340	    62,677	    122,842     124,683
Data processing	   68,045	    80,904	    140,142     153,700
Other operating
	expenses	  713,804	   673,246    1,278,171   1,205,289
Total Other Operating
Expenses        $2,337,568  	$2,368,967  $ 4,524,976  $4,549,574
Income before
income taxes    $  550,725  	$  506,110  $ 1,192,026  $1,522,431
Applicable income
	taxes		 194,259	   171,641	    412,626     513,315
Net Income	$  356,496		$  334,469  $   779,400  $1,009,116
The accompanying notes are an integral part of these financial statements.
								7
				SOUTH BANKING COMPANY
				ALMA, GEORGIA
				CONSOLIDATED STATEMENT OF
				INCOME AND COMPREHENSIVE INCOME (con't)
				(UNAUDITED)

			Three		Three
			Months	Months   	Six Months Six Months
			Ended		 Ended	Ended	  	Ended
			June 30,    June 30, 	June 30,	June 30,
			2002		2001		2002        2001
Other Comprehensive
 Income, Net of Tax:
	Unrealized gains
	(losses) on
	securities	$	107,650 $	23,825  $	 24,514  $  173,804
Other Comprehensive
Income (Loss) 	$     107,650 $   23,825  $    24,514  $  173,804
Comprehensive
Income       	$	464,146 $    358,294  $   803,914  $1,182,920
Per share data based
 on weighted average
 outstanding shares
 Weighted average
	outstanding
	shares	 399,500		399,500	399,500     399,500
Net Income		$       .89	 $         .84  $	   1.95  $    2.53
The accompanying notes are an integral part of these financial statements.
					8
			SOUTH BANKING COMPANY
			ALMA, GEORGIA STATEMENT OF CASH FLOWS
			(UNAUDITED)

					Six Months		Six Months
					Ended       	Ended
					June 30,    	June 30,
					2002			2001
Cash Flows From Operating Activities:
	Net income		    	$	779,400   	$	1,009,116
 Add expenses not requiring cash:
Provision for depreciation and
	amortization			558,548 		  549,473
Provision   for   loan losses	442,000             310,500
	Bond portfolio losses
 (gains)	     			(	  1,487)			  -
 Gain on sale of other real estate
	owned				            -                   -
Increase   (decrease) in
	taxes payable		      214,452             143,913
Increase (decrease) in interest
	payable		     (	544,328)             83,893
Increase (decrease) in other
	liabilities				114,033     (        77,136)
(Increase) decrease in interest
	receivable				247,406             102,448
(Increase) decrease in prepaid
	expenses				 50,902     (        66,330)
(Increase)  decrease in
other assets  			(	203,584)		  142,420
Recognition of unearned
loan income   			(	  2,290)    (	    1,619)
Net Cash Used in
Operating Activities 		$   1,655,052    $      2,196,678
Cash Flows From Investing Activities:

 Proceeds from sale of investment
	securities - available
 for sale       			$	      -    $		  -
 Proceeds from maturities of
	investment securities - available
	for   sale			    5,391,538          15,664,682
 Purchase of investment securities -
	available for sale	(   4,820,042)    (    13,150,000)
Net   loans to customers	    3,080,839     (     6,559,378)
Purchase   of premise
and equipment				427,862     (	  503,175)
 Proceeds from maturities of investment
	securities held to
maturity				(	100,000)			  -
Purchase    of    equity
    securities	      			-			  -
The accompanying notes are an integral part of these financial statements.
									9
					SOUTH BANKING COMPANY
			ALMA, GEORGIA STATEMENT OF CASH FLOWS (con't)
						(UNAUDITED)

						Six Months		Six Months
						Ended			Ended
						June 30,		June 30,
						2001			2000
Cash Flows From Investing Activities (con't):
Purchase of investment securities
	held to maturity			$         -		$           -
Purchase     of    FHLB		stock	          -				-
Net Cash Used in Investing
Activities					$( 3,980,197)  	$(  4,547,871)
Cash Flows From Financing Activities:
Net increase (decrease) in demand
	deposits, NOW and money market$  5,976,515	$   1,575,714
 Net increase (decrease) in savings
	and   time   deposit		     569,249          1,243,611
 Net increase (decrease) in
	Borrowings				(    117,847)   	(     126,835)
Net   increase   (decrease)
	-   FHLB	loan		                 -	(   1,026,667)
Redemptions    of
	company    stock		 	           -                  -
 Increase (decrease) in federal
	funds purchased			(    500,000)           169,000
Net Cash Provided (Used) From
	Financing  Activities		$   5,927,917	$   1,834,823
Net Increase (Decrease) in Cash
	and Cash  Equivalents	      $  11,563,166	$(    516,370)
Cash and Cash Equivalents at
	Beginning   of Year		   22,665,462	   24,430,193
Cash and Cash Equivalents at
	End of Period		      $  34,228,628     $  23,913,823
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
Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets,
On July 20, 2001.
	SFAS No. 141 provides that all business combinations shall
be accounted for using the purchase method of accounting; the use of the pooling-of-interests method is now prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June
30, 2001 or to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has not been involved in any recent business combination discussions.
	SFAS No. 142 provides that goodwill shall not be amortized
but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
Be Disposed Of  (superseded by SFAS No. 144, see discussion which
follows).   SFAS No. 142 will be effective for fiscal years beginning
after December 15, 2001.
					12
			SOUTH BANKING COMPANY
				ALMA, GEORGIA
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	The Company's intangible assets at December 31, 2001 are classified as intangible assets other than goodwill. Approximately $1.576 million of the intangibles recorded on the balance sheet at December 31, 2001 represents the remaining unamortized intangible related to the Company's 2000 acquisition of three branch offices from
another   bank.   The balance of  $104 thousand is the remaining
Intangibles from the original purchase of the bank in 1996. The intangible are being amortized over eight to ten years in accordance with SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which was not superseded by SFAS No. 142. During December 2001, the FASB announced it will undertake a limitedscope project to reconsider part of the guidance in SFAS No. 72. Issuance of a final statement is not expected until the fourth quarter of 2002.
	SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued by the FASB on October 3, 2001 and is effective for fiscal
Years beginning after December 15, 2001. This statement effectively supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30 and requires that long-lived assets, including discontinued operations, that are to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell. The
Statement also resolves certain implementation issues regarding SFAS
No. 121. This statement is not expected to have a material impact on the Company's statements of financial condition or results of operations.
						13
				SOUTH BANKING COMPANY
					ALMA, GEORGIA
		MANAGEMENT'S DISCUSSION AND ANALYSIS
			OF FINANCIAL CONDITION AND RESULTS
					OF OPERATIONS
Liquidity and Capital Resources

	Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of South Banking Company and its subsidiaries (the "Company") to meet those needs. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance it has in shortterm investments (Federal funds sold) at any given time will adequately
cover   any   reasonably anticipated immediate   need   for funds.
Additionally, the   subsidiary   banks   (the   "Banks") maintain
relationships with correspondent banks, which could provide funds to them on short notice, if needed.
The liquidity and capital resources of the Company is monitored on a periodic basis by state and federal regulatory authorities. As
determined   under   guidelines established   by   these regulatory
authorities, the Banks' liquidity ratios at June 30, 2001 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for
funds.   The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 2001, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities. During the three months ended June 30, 2002, total capital increased $464,116 to $20,662,153. This increase in capital resulted from net earnings of $356,496 and an increase of $107,620 in unrealized gains on securities available for sale, net of taxes.
At June 30, 2002, South Banking Company had one binding
commitment	for   capital expenditures.  South   Banking Company's
subsidiary, Alma Exchange Bank, had entered into an agreement to remodel its main bank building. Most of the remodeling had been completed prior to June 30, 2002; however, final construction work and payments will approximate $100,000.
Results of Operations
The following discussion and analysis presents the significant changes in financial condition and the results of operations of South Banking Company and Subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 2001 Form 10-K.
						14
				SOUTH BANKING COMPANY

					ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations - (con't)
	Since the primary business activities of South Banking Company are conducted through its Banks, this discussion focuses primarily on the financial condition and operations of the Banks. Included in this discussion are forward looking statements based on management's current expectations, actual results, however, may differ. Amounts and percentages used in this discussion have been rounded. The Acquisition of the three branches by subsidiary, Pineland State
Bank, in July of 2000 has an impact on these comparisons and all comments below should be read taking the acquisition in effect. Earnings Summary
	Net income for the second quarter of 2002 was  $356,496,
up $22,027 from $334,469 in the second quarter of 2001. On a per share basis, earnings registered a similar decrease from $.84 to $.89. These levels of income represent annualized returns on average assets of .62% and .60%, respectively. Return on average equity decreased from 7.09% to 6.60%. Details concerning the Company's results of operations are discussed in the following sections of this report. Net interest income for the second quarter of 2002 totaled $2,300,094, up $38,630 from $2,261,464 in the second quarter of 2001. Interest income is being impacted by the mix of assets, the level of earning assets and the interest rate environment. Average earning assets for the quarter of $231.2 million are $31.7 million in excess of the second quarter 2001 average. These funds have historically been invested in the loan portfolio until the first quarter of 2001 when loan demand weakened. At June 30, funds were temporarily held in federal funds sold waiting for seasonal loan
demands.   The rate environment and loan volume has caused loan income to decrease $942,655 from $4,281,783 in the second quarter of 2001 to $3,339,128 in the second quarter of 2002. This increase reflects the volatile repricing of the Bank's substantial portfolio of one-year fixed rate loans; however, the reduction in the prime rate has stopped and the impact of the changes has leveled off. Interest expense, the other component of net interest income, decreased $1,195,620 when compared to the second quarter of last year including the fact that the average balance of interest bearing liabilities was up only $496,360. The overall cost of interest bearing liabilities for the quarter of 3.15% is 189 basis points lower than in the second quarter of 2001, reflecting several rate changes implemented in 2001 that decreased rates. Most of the higher rates have matured and overall rates have lowered substantially.
								15
					SOUTH BANKING COMPANY

						ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Earnings Summary (con't)
		This combination of higher average balances and lower rates produced a net interest margin of 3.97% for the quarter, down from 4.53% in the second quarter of last year.

		The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $217,000 and $169,000 during the three months ended June 30, 2002 and 2001, respectively.

Noninterest Income
Following is a comparison of noninterest income for the three months ended June 30, 2002 and 2001.
				Three Months        Three Months
				Ended			  Ended
				June 30,	        June 30,
				2002	              2001
Service charges on deposits	$	430,291	$  431,045
Other service charges,
	commissions & fees		23,453	    21,848
Other		income			351,455	    329,720
Total Noninterest Income	$	805,199	$   782,613

	Total noninterest income for the three months ended June 30, 2002 was $22,586 higher than during the same period in 2001. The primary increase is related to increased data processing fees. During the third quarter of 1998, the Bank began offering brokerage services, including stocks, bonds, mutual funds and annuities, to its customers. The effect on the deposit base has been limited as less than one quarter of the total sales have come from
Bank deposits.   In the long-term, management believes this service
will actually increase deposits.
							16
SOUTH BANKING COMPANY ALMA, GEORGIA

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Noninterest Expense
	Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the second quarter of 2002 of $2,375,568
was $31,399 or	1.3% less than during the second quarter of 2001.
	Expense had little overall change from 2001 as salary and other personnel expenses decreased as management has attempted to control costs as interest margins have been significantly reduced.
Other non-personnel expense had little change except for increase in other real estate expenses. Management expects this trend to remain constant during the remainder of the year.

Income Taxes
	The Company's provision for income taxes, which totaled $194,259 in the second quarter of 2002 and $171,641 in the second quarter of 2001, includes both federal and state income taxes. The effective tax rates during the two periods were 35.27% in 2002 and 33.9% in 2001.

Financial Condition
	Average total assets during the second quarter of 2002 were $231,384,607, up from $222,034,244 from the second quarter of 2001. A detailed discussion of the Bank's financial condition, and its various balance sheet components follows.
Loan Portfolio
	The loan portfolio, which represents South's largest asset, has decreased during the second quarter by $908,167 to $169,001,431. Competitive pressures from auto manufacturers and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types of loans. Management also believes that with the recent decline in the local farming economy, there exists little opportunity to expand and develop the agricultural loan portfolio. In the year since June 30, 2001, the loan portfolio has changed very little. Commercial and real estate lending remains the largest part of the portfolio and where any growth will be derived.
									17
						SOUTH BANKING COMPANY

			       			ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Loan Portfolio (con't)
	The Bank is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At June 30, 2002, commitments to extend credit, including unused lines of credit, totaled $17,919,000 while letters of credit totaled $463,000.
Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. The following table provides a summary of past due loans and nonperforming assets.

	Summary of Past Due Loans and Nonperforming Assets

								(in thousands)
							---------June 30,-------
							2002            2001
								(Unaudited)
	Loans past due 90 or more days
		still accruing interest			$	 213      $  657
	Nonperforming assets:
		Nonaccruing loans				$    1,446      $1,210
		Other real estate owned			     1,120         949
								$    2,566      $2,159
Management makes this determination by its analysis  of overall loan  quality,  changes  in the mix and size of  the  loan portfolio, previous  loss  experience, general economic  conditions, information about  specific borrowers and other factors.  At June  30,  2002, the allowance  for  loan losses was $2,902,239 or 1.71%  of  gross loans.
Given the inherent risk contained in the portfolio, including the non-
accrual  loan described above as well as commitments to extend credit, this  level  is considered adequate.  Management is not aware  of any trends,  uncertainties  or  other information  relating  to  the loan portfolio  which  it expects will materially impact  future operating results, liquidity, or capital resources.
							18
					SOUTH BANKING COMPANY

						ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loan Portfolio (con't)

	The provision for loan losses is a charge to earnings which is made to maintain the allowance for loan losses at a significant level. The provision totaled $217,000 during the second quarter of 2002 and $169,000 during the second quarter of 2001.
Securities Portfolio and Federal Funds Sold
	The Bank's securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At June 30, 2002, the held to maturity portfolio totaled $47,641.
	Management attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure  and addressing asset/liability issues.  At
June 30, 2002, this portfolio had an estimated fair value of $16,652,061, $196,786 more than the amortized cost. Such benefit represents an unrealized gain.
	This portfolio is invested primarily in U.S. Treasury and agency
obligations  and  tax  exempt municipals.   The  treasury  and agency
portion of the portfolio, including agency backed mortgage securities, total $15,406,384 at quarter-end or 92.5% of the available for sale portfolio. Tax exempt municipals totaling $990,677 comprised 5.95%. The remainder of the portfolio, which totals $255,000, consists of bank holding company stock and equities.
	The Bank has typically favored investments with maturities of five years or less which have known cash flow patterns. Such instruments typically provide greater safety, less market value fluctuation and more simplified asset/liability issues. However, some callable securities and mortgage backed securities may be purchased from time to time for their increased yield.
	The  Bank  generally tries to minimize its  involvement  in the
overnight   federal  funds  sold  market,  instead  relying   on the
continually maturing securities portfolio to provide the liquidity needed to fund loans or meet deposit withdraw demands. Nonetheless, at any given time the execution of specific investing or funding strategies, or normal fluctuations in deposit and loan balances may require the bank to sell, or buy, funds on an overnight basis. In addition, any daily excess funds are maintained in Federal Funds until demands on accounts are determined.
						19
				SOUTH BANKING COMPANY

					ALMA, GEORGIA
MANAGEMENT'S DISCUSSION AND ANSLYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Deposits and Other Funding Sources
	Total deposits at June 30, 2002 of $202,546,367 were up from their year end total of $196,000,603. The second quarter has traditionally been a slow growth period. Second quarter deposits have increased $533,171.
	Noninterest bearing deposits increased $3,104,515 to $33,676,302 during the quarter. In contrast to this, interest bearing deposits decreased $2,571,344 or 1.5%, to $168,870,065 during the quarter. Increases were experienced in all types of interest bearing deposits.
In addition to deposits, the Bank may generate funding by the use of borrowings.

Impact of Inflation
	The consolidated financial statements and related data included in this report were prepared in accordance with generally accepted accounting principles, which require the Company's financial position and results of operations to be measured in terms of historical dollars, except for the available for sale securities portfolio. Consequently, the relative value of money generally is not considered. Nearly all of the Company's assets and liabilities are monetary in nature and, as a result, interest rates and competition in the market area tend to have a more significant impact on the Company's performance than the effect of inflation.
									20
						SOUTH BANKING COMPANY
ALMA, GEORGIA
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings - None.
Item 6.  Exhibits and Reports on Form 8-K
		(A)  Exhibits
		(27) Financial Data Schedule
			The registrant has not filed any reports on Form 8-K during the three month period ended June 30, 2002.
							21
								SIGNATURES
	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTH BANKING COMPANY (Registrant)


Date:  August 9, 2002	By:
Paul T. Bennett President
Date:  August 9, 2002	By:
Olivia Bennett Vice President
			22