Form 10-Q
period 2002-09-30
SOUTH BANKING CO
filed 2002-11-15
CIK 351566

SECURITY AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934



  For quarter ended September 30, 2002 Commission file number 2-71249

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

                          Yes    X        No



      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2002.

      Common stock, $1.00 par value - 399,500 shares outstanding




                        SOUTH BANKING COMPANY
                        SOUTH BANKING COMPANY
                            ALMA, GEORGIA




Part I.   Financial Information

          Consolidated Financial Statements                      3-9

          Notes to Consolidated Financial Statements             10-11
           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   12-19

Part II.  Other Information                                      20-24



                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)



                                        September 30,  December 31,
                                        2002           2001
                                 ASSETS

Cash  and due from banks                $  7,819,376   $ 11,140,462

Deposits in other banks -
  interest bearing                      $  1,972,000   $  1,273,000

Investment securities:
  Available for sale                    $ 16,683,964   $ 17,173,350

  Held to maturity                      $     47,693   $    147,536

Georgia  Bankers stock                  $    547,283   $    547,283

Federal  Home Loan Bank stock           $    438,100   $    426,100

Federal  funds sold                     $ 18,210,000   $ 10,252,000

Loans                                   $172,784,818   $172,378,811
Less:  Unearned discount                 (   285,380)   (   288,968)
Reserve  for loan losses                 ( 2,961,580)   ( 2,756,780)

                                        $169,537,858   $169,333,063

Bank  premises and equipment            $  6,628,712   $  6,715,813

Intangible  assets                      $  1,503,733   $  1,680,572

Other  assets                           $  4,897,248   $  6,101,344

Total  Assets                           $228,285,967   $224,790,523

The accompanying notes are an integral part of these financial statements.
                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                  CONSOLIDATED BALANCE SHEETS (con't)
                              (UNAUDITED)


                                        September 30,  December 31,
                                        2002           2001

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - noninterest
                      bearing           $ 29,344,664   $ 29,999,788
            Demand  -  interest bearing   33,464,574 	   32,764,586
             Savings                      12,896,654     10,537,057
             Time                        121,490,339    122,699,172

                                        $197,196,231   $196,000,603
Borrowing                                  5,402,971      5,581,251
Accrued expenses and other
    liabilities                            1,524,706      1,850,430
Federal     funds     purchased                    -              -
Note   payable  -  FHLB                    3,000,000      1,500,000

Total  Liabilities                      $207,123,908   $204,932,284

Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000, shares issued
 and outstanding - September 30, 2002
 and December 31, 2001 - 399,500 and
  399,500, respectively                $    399,500    $    399,500
Surplus                                   3,070,831       3,070,831
Undivided   profits                      17,516,549      16,291,126
Accumulated other comprehensive
     income                                 175,179          96,782

Total  Stockholders' Equity            $ 21,162,059    $ 19,858,239

Total Liabilities and
  Stockholders' Equity                 $228,285,967    $224,790,523

The accompanying notes are an integral part of these financial statements.
                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)


                   Three       Three        Nine        Nine
                   Months      Months       Months      Months
			 Ended       Ended        Ended       Ended
                   September   September    September   September
			 30, 2002    30, 2001     30, 2002    30, 2001
Interest Income:
 Interest & fees
  on loans         $ 3,426,126 $ 4,153,805  $10,303,079 $12,896,895
 Interest on
  Federal funds sold    84,136     146,261      237,201     665,928
 Interest on deposits
  with other banks      15,085      13,288       34,272      36,056
 Interest on
  investment
  securities:
  U.S. Treasury          3,965       7,773       18,977      23,225
  U.S. Government
   agencies            177,776     207,835      520,421     697,111
  Mortgage backed
   bonds                 1,047       3,750        4,061      13,744
  State & municipal
   Subdivisions         11,855      14,605       39,878      51,494
 Other                   9,181      12,914       29,241      47,680

Total Interest
 Income            $ 3,729,171 $ 4,560,231  $11,187,130 $14,432,133
Interest Expense:
 Interest on
  deposits         $ 1,204,142 $ 2,154,026  $ 3,943,401 $ 7,088,071
 Interest on other
  borrowings            62,552      93,047      189,323     361,241

Total Interest
 Expense           $ 1,266,694 $ 2,247,073  $ 4,132,724 $ 7,449,312
Net interest
 income            $ 2,462,477 $ 2,313,158  $ 7,054,406 $ 6,982,821
Provision for loan
 losses                320,000     242,500      762,000     553,000
Net interest income
 after provision
 for loan losses   $ 2,142,477 $ 2,070,658  $ 6,292,406 $ 6,429,821



The accompanying notes are an integral part of these financial statements.
                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
               CONSOLIDATED STATEMENTS OF INCOME (con't)
                              (UNAUDITED)


                   Three       Three        Nine        Nine
                   Months      Months       Months      Months
                   Ended       Ended        Ended       Ended
                   September   September    September   September
			 30, 2002    30, 2001     30, 2002    30, 2001
Other Operating Income:
 Service charge on
  deposit accounts $  456,014  $  472,432   $1,303,686  $1,313,797
 Commission on
  Insurance            22,518      17,421       67,167      62,483
 Other income          68,536     143,129      386,676     702,647
 Computer processing
  Fees                136,344     132,758      433,486     399,655
 Gain (loss) on sale
  of securities         2,736   (   4,906)       4,810   (   4,906)
 Financial service
  income               32,063           -       89,459           -

Total Other
 Operating Income  $  718,211  $  760,834   $2,285,284  $2,473,676

Other Operating
 Expenses:
 Salaries          $  954,193  $1,000,467   $2,790,229  $2,913,589
 Profit sharing &
    personnel expense 171,061     178,485      502,736     541,223
 Occupancy expense    133,623     125,606      395,041     386,585
 Furniture &
  fixtures expense    262,557     277,118      817,249     806,181
 Payroll taxes         60,066      61,490      182,908     186,173
 Data processing       35,532      81,130      175,674     234,830
 Other operating
  Expenses            570,466     568,383    1,848,637   1,773,672

Total Other
 Operating Expenses $2,187,498  $2,292,679   $6,712,474  $6,842,253

Income before
 income taxes       $  673,190  $  538,813   $1,865,216  $2,061,244
Applicable income
 taxes                227,167     155,592      639,793     668,913

Net Income         $  446,023  $  383,221   $1,225,423  $1,392,331


The accompanying notes are an integral part of these financial statements.
                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                   AND COMPREHENSIVE INCOME (con't)
                              (UNAUDITED)


                   Three       Three        Nine        Nine
                   Months      Months       Months      Months
                   Ended       Ended        Ended       Ended
                   September   September    September   September
                   30, 2002    30, 2001     30, 2002    30, 2001
Other comprehensive
 income, net of tax:
 Unrealized gains
 (losses) on
  Securities       $    53,883 $    91,555  $    78,397 $   265,359

Other Comprehensive
 Income (Loss)     $    53,883 $    91,555  $    78,397 $   265,359

Comprehensive
 Income            $   499,906 $   474,776  $ 1,303,820 $ 1,657,690


Per share data based
 on weighted average
 outstanding shares

 Weighted average
  outstanding
  shares               399,500     399,500      399,500     399,500

Net Income         $      1.25 $       .96  $      3.26 $      3.49

The accompanying notes are an integral part of these financial statements.
                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                         Nine Months    Nine Months
                                         Ended          Ended
                                         September      September
                                         30, 2002       30, 2001

Cash Flows from Operating Activities:
  Net income                             $  1,225,423   $  1,392,331
 Add expenses not requiring cash:
  Provision for depreciation and
       Amortization                           822,109        810,920
    Provision  for  loan  losses              762,000        553,000
  Bond portfolio gains (losses)           (     4,805)   (     4,906)
   Gain on sale of other real estate owned          -              -
   Increase  (decrease)  in  taxes  payable   241,111         97,309
 Increase (decrease) in interest
   payable                                (   565,989)       105,642
  Increase (decrease) in other liabilities(       846)         9,191
 (Increase) decrease in interest
      receivable                              191,043         17,563
  (Increase) decrease in prepaid expenses (   106,723)   (   187,837)
  (Increase)  decrease  in other  assets    1,076,489    (   102,956)
  Recognition of unearned loan income     (     2,035)   (     2,289)

Net  Cash Used in Operating Activities    $ 3,637,777   $  2,687,968

Cash Flows from Investing Activities:

 Proceeds from sale of investment
   securities - available for sale        $         -   $    295,094
 Proceeds from maturities of
  investment securities - available
    for  sale                              12,277,562     21,894,982
 Purchase of investment securities -
   available for sale                     (11,651,098)   (17,842,279)
  Net loans to customers                  (   964,760)   (10,992,191)
  Purchase of premise and equipment       (   568,915)   ( 1,580,162)
 Proceeds from sale of premises and
         equipment                                  -        645,197
 Proceeds from maturity of investment
    securities  -  held  to  maturity         100,000              -
 Purchase of investment securities -
      held    to    maturity                        -              -
    Purchase    of   equity   securities            -              -

The accompanying notes are an integral part of these financial statements.
                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                         Nine Months    Nine Months
                                         Ended          Ended
                                         September      September
                                         30, 2002       30, 2001

Cash Flows from Investing Activities:(con't)

Purchase of FHLB stock                   $(   12,000)   $          -

Net  Cash Used in Investing Activities   $(  819,211)   $( 7,579,359)

Cash Flows from Financing Activities:

 Net increase(decrease)in demand
   deposits, NOW and money market        $    44,864    $  4,311,230
 Net increase(decrease)in savings
    and  time  deposits                    1,150,764     (   500,694)
  Net increase(decrease)in borrowings     (  178,280)    (   328,310)
      Dividends     paid                           -		       -
    Redemptions   of   company    stock            -               -
 Increase(decrease)in federal
       funds     sold                              -               -
  Increase(decrease)note payable - FHLB    1,500,000     ( 1,040,000)
Net Cash Provided (Used) From
  Financing Activities                   $ 2,517,348    $  2,442,226

Net Increase(Decrease)in Cash
  and Cash Equivalents                   $ 5,335,914    $( 2,449,165)
Cash and Cash Equivalents at
  Beginning  of  Period                   22,665,462      24,430,193

Cash and Cash Equivalents at
  End of Period                          $28,001,376    $ 21,981,028

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

       SFAS  No, 142 provides that all business combinations shall  be accounted for using the purchase method of accounting; the use of the pooling-of-interests method is now prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 or to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has not been involved in any recent business combination discussions.

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

                       SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION


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

      The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratios at September 30, 2002 were considered satisfactory. At that date, the Banks' Federal funds sold were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 2002, the Company's and the Banks' capital asset ratios were considered well capitalized based on guidelines established by regulatory authorities. During the three months ended September 30, 2002, total capital increased $499,906 to $21,163,059. This increase in capital resulted from net earnings of $446,023 and an increase of $53,883 in unrealized gains on securities available for sale, net of taxes.

      At September 30, 2002, South Banking Company had no binding commitments for capital expenditures.

Results of Operations

      The following discussion and analysis presents the significant changes in financial condition and the results of operations of South Banking Company and Subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the Company's 2001 Annual Report to Shareholders and Form 10-K.

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

Earnings Summary

     Net income for the third quarter of 2002 was $446,023, up $62,802 from $383,221 in the third quarter of 2001. On a per share basis, earnings registered a similar increase from $.96 to $1.25. These levels of income represent annualized returns on average assets of ..78% and .69%. respectively. Return on average equity increased from
8.03%   to  8.53%.   Details  concerning  the  Company's  results   of
operations are discussed in the following sections of this report.

      Net interest income for the third quarter of 2002 totaled $2,462,477, up $149,319 from $2,313,158 in the third quarter of 2001.

     Interest income is being impacted by the mix of assets, the level of earning assets, and the interest rate environment. Average earning assets for the quarter of $209.8 million are 6.5 million in excess of the third quarter 2001 average. These funds are primarily being invested in the loan portfolio. The prime interest rate has been cut nine times since January 1, 2001 resulting in a reduction of 4% during this period. While loan volume increases has created additional interest income; the drop in interest rates have been of such magnitude that loan interest income has decreased $831,060 from $4,560,231 in the third quarter of 2001 to $3,729,171 in the third quarter of 2002. This decrease reflects the volatile repricing of the Banks' substantial portfolio of one year adjustable and fixed rate loans.

      Interest expense, the other component of net interest income, decreased $980,379 when compared to the third quarter of last year including the fact that the average balance of interest bearing liabilities was down $2.8 million. The overall cost of interest bearing liabilities for the quarter of 2.92% is 215 basis points lower than in the third quarter of 2001, reflecting several rate changes implemented in 2001 that decreased rates. Many of the higher rates have matured and overall rates have fallen.

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary (con't)

      This combination of higher average balances and savings rates dropping faster than loan rates produced a net interest margin of 4.18% for the quarter, up from 3.81% in the third quarter of last year.

      The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at the level management determines is adequate. The provision for loan losses charged to earnings amounted to $320,000 and $242,500 during the three months ended September 30, 2002 and 2001, respectively.

Noninterest Income

      Following is a comparison of noninterest income for the three months ended September 30, 2002 and 2001.

                                      Three Months   Three Months
                                      Ended          Ended
                                      September 30,  September 30,
                                      2002           2001

Service charges on deposits           $     456,014  $     472,432
Other service charges, commissions
 & fees                                      22,518         17,421
Other income                                207,616        270,981
Financial service income                     32,063              -

Total Noninterest Income              $     718,211  $     760,834


     Total noninterest income for the three months ended September 30, 2002 was $42,623 lower than during the same period in 2001. The primary decrease is related to gain on sale of loan to SBA in prior year.

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

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Noninterest Expense

      Noninterest expense includes all items of expense other than interest expense, the provision for loan losses, and income taxes. Total noninterest expense for the third quarter of 2002 was $2,187,498 which is $105,181 or 4.58% less than during the third quarter of 2001.

      The majority of this decrease was due to payroll savings from staff reduction and the closing of a branch of Pineland State Bank. Decreases were also experienced in data processing expenses and furniture expenses.

      Other non-personnel expense had little change from prior year. Management expects this trend to remain constant during the remainder of the year.

Income Taxes

      The Company's provision for income taxes, which totaled $227,167 in the third quarter of 2002 and $155,596 in the third quarter of 2001, includes both federal and state income taxes. The effective tax rates during the two periods were 33.7% in 2002 and 28.9% in 2001.

Financial Condition

      Average total assets during the third quarter of 2002 were $229,796,239, up from $224,190,273 from the third quarter of 2001. A detailed discussion of the Bank's financial condition and its various balance sheet components follows:

Loan Portfolio

      The loan portfolio, which represents South's largest asset, has increased during the third quarter by $3,783,387 to $172,784,818. Competitive pressures from auto manufacturers and a variety of mortgage providers continue to make loan growth at acceptable yields and risk levels difficult for those types Loans. Management also believes that with the decline in the local farming economy, there exists little opportunity to expand and develop the agricultural loan portfolio. Commercial and real estate lending remains the largest part of the portfolio.

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


Loan Portfolio (con't)

extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. At September 30, 2002, commitments to extend credit, including unused lines of credit, totaled $19,242,000 while letters of credit totaled $604,000.

     Company policy requires those loans which are past due 90 days or more be placed on nonaccrual status unless they are both well secured and in the process of collection. The following table provides a summary of past due loans and nonperforming assets.

          Summary of Past Due Loans and Nonperforming Assets
                            (in thousands)

                                        -------September 30,------
                                               2002           2001
                                               (Unaudited)
     Loans past due 90 or more days
      still accruing interest         $         673  $         199

     Nonperforming assets:
      Nonaccruing loans               $         964  $       1,579
      Other real estate owned                   727          1,048

                                      $       1,891  $       2,627

       Management makes this determination by its analysis of overall loan quality, changes in the mix and size of the loan portfolio, previous loss experience, general economic conditions, information about specific borrowers, and other factors. At September 30, 2002, the allowance for loan losses was $2,961,580 or 1.71% of gross loans. Given the inherent risk contained in the portfolio, including the nonaccrual loans described above as well as commitments to extend credit, this level is considered adequate. Management is not aware of any trends, uncertainties, or other information relating to the loan portfolio, which it expects will materially impact future operating results, liquidity, or capital resources.

      The provision for loan losses is a charge to earnings, which is made to maintain the allowance for loan losses at a significant level. The provision totaled $320,000 during the third quarter of 2002 and $242,500 during the third quarter of 2001.




                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Securities Portfolio and Federal Funds Sold

      The Banks' securities portfolio consists of available for sale and held to maturity securities while no securities are maintained in a trading account. At September 30, 2002, the held to maturity portfolio totaled $47,693.

     Management attempts to emphasize the available for sale portfolio due to the flexibility it allows in managing the balance sheet structure and addressing asset/liability issues. At September 30, 2002, this portfolio had an estimated fair value of $16,683,964, $278,062 more than the amortized cost. Such deficit represents an unrealized gain.

      This portfolio is invested primarily in U.S. Treasury and agency obligations and tax exempt municipals. The treasury and agency portion of the portfolio, including agency backed mortgage securities, total $15,531,445 at quarter-end or 93.1% of the available for sale portfolio. Tax exempt municipals totaling $899,859 comprised 5.4%. The remainder of the portfolio, which totals $252,660, consists of primarily bank company stock.

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

Deposits and Other Funding Sources

     Total deposits at September 30, 2002 of $197,196,231 were up from their year end total of $196,000,603, and down from the second quarter deposits. The third quarter has traditionally been a slow growth period. Third quarter deposits have decreased $5,350,136.

                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONNS


Deposits and Other Funding Sources (con't)

      Noninterest bearing deposits decreased $4,331,638 to $29,344,664 during the quarter. Interest bearing deposits decreased $1,018,498, or .6% to $167,851,567 during the quarter. Increases were experienced primarily in new accounts and time certificates with decrease in savings accounts.

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

Controls and Procedures

     An evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) was carried out under the supervision and with the participation of the Company's management, including the chief executive and chief financial officer, within the 90 days preceding the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive and chief financial officer has concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                        SOUTH BANKING COMPANY
                            ALMA, GEORGIA
                     PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings - None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

               99.1 Certification of the Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. 1350

        (B)  Reports on Form 8-K

               The registrant has not filed any reports on form 8-K during the nine-month period ended September 30, 2002.


                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SOUTH BANKING COMPANY
                                    (Registrant)



Date: November 14, 2002            By: /s/ Paul T. Bennett
                                      Paul T. Bennett
                                       President


Date: November 14, 2002              By: /s/ Olivia Bennett
                                       Olivia Bennett
                                       Vice President



CERTIFICATION


I, Paul T. Bennett, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of South Banking Company, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a)   designed such disclosure controls and procedures
                to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this
		    quarterly report is being prepared;

              b)   evaluated the effectiveness of the registrant's
                disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

              c)   presented in this quarterly report our conclusions
                about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

              a)   all significant deficiencies in the design or
                operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b)   any fraud, whether or not material, that involves
                management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated this 14th day of November 2002.



                                     /s/ Paul T. Bennett
                                     Paul T. Bennett
                                     Chief Executive Officer
                                     Chief Financial Officer


           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350


         I, Paul T. Bennett, Chief Executive and Chief Financial
Officer of South Banking Company, Inc. (the "Company"), certify, pursuant to 18 U.S.C. 1350 as adopted by 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002

                                     /s/ Paul T. Bennett
                                     Paul T. Bennett
                                     Chief Executive Officer
                                     Chief Financial Officer