Form 10-K
period 2002-12-31
SOUTH BANKING CO
filed 2003-03-31
CIK 351566

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                               FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

              For the fiscal year ended December 31, 2002
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

   Yes    X         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge in definitive proxy on information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X) Not applicable.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes             No     X

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's must recently completed second fiscal quarter:
$2,067,024. The price is based on the price of the last sales price known to the registrant, which occurred on September 13, 2001.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the most recent practicable date.

              Class                        Outstanding at February  28,
2003
Common stock $1.00 par value per share                 399,500
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

Item 1.  Business

     South Banking Company (the "Registrant") is a bank holding company organized at the direction of Alma Exchange Bank & Trust ("Alma Bank") and Citizens State Bank ("Citizens Bank"). Pursuant to the terms and provision of an agreement of merger dated June 12, 1989 between South Banking and Georgia Peoples Bankshares, Inc. and approved by shareholders of Georgia Peoples on February 26, 1990, Georgia Peoples Bankshares were merged into South Banking Company. In connection with the merger, the outstanding shares of Georgia Peoples Bankshares were converted into shares of the Registrant at specified ratios. Georgia Bankshares, Inc.'s subsidiary Georgia bank, Peoples State Bank ("Peoples Bank") is now a wholly-owned subsidiary bank of the Registrant. During 1993, South Banking Company formed Banker's Data Services, Inc. ("Banker's Data") for the purpose of handling all the computer functions of the Banks. Operations began in April, 1994. South Banking entered into an agreement in October of 1995 to acquire all the stock of Pineland State Bank ("Pineland Bank" and, collectively with Alma Bank, Citizens Bank and Peoples Bank, the "Banks")) in Metter, Georgia. On January 11, 1996, the transaction was completed. On August 1, 2000, Pineland Bank acquired branches from Flag Inc. in Metter, Georgia, Cobbtown, Georgia, and Statesboro, Georgia.

      During 1998, Alma Bank formed South Financial Products, Inc. ("SFP") as a vehicle to enter the financial services market and provide service to its customers. SFP offers a complete array of investment options including stocks, bonds, mutual funds, financial and retirement planning, tax advantaged investments and asset allocations. SFP offers securities through Unvest, a North Carolina based independent clearing firm. SFP is licensed and regulated through the National Association of Securities Dealers, the Securities and Exchange Commission and various state and federal banking authorities.

The maturing of the baby boomer generation is creating a market for asset management services. The Company expects growth in this department and anticipates that resulting fees will provide a stable stream of income.

Recent Developments

      During the fourth quarter of 2002 and the first quarter of 2003, the Board of Directors decided to propose an amendment to the Registrant's articles of incorporation, which would effect a 1-for-50 reverse stock split of the Registrant's outstanding common stock, thereby reducing the number of authorized shares of common stock from 1,000,000 to 20,000 and increasing the par value of the common stock from $1.00 per share to $50. The Registrant is proposing the reverse stock split in order to "go private" - meaning that the Registrant would terminate its status as a "public" company. The Registrant can terminate the periodic report filing and other obligations it has under the federal Securities Exchange Act if it reduces the number of its record shareholders below 300, which the proposed reverse stock split is designed to do.

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

      At December 31, 2002, the Banks had correspondent relationships with 6 other commercial banks. These correspondent banks provide certain services to the banks such as processing checks and other items, buying and selling federal funds, handling money transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds or other valuable items and furnishing limited management information and advice. As compensation for the services, the Banks maintain certain balances with its correspondents in non-interest bearing accounts.

Employees

     On December 31, 2002, the Registrant and its subsidiaries had 95 full-time and 34 part-time employees. The Registrant is not a party to any collective bargaining agreement and employee relations are deemed to be good.

Competition

      The  Banking  business is highly competitive.  The Banks  compete primarily with other commercial banks operating in Bacon, Camden, Appling, Tattnall, Bulloch, and Candler Counties. In addition, the Banks compete with other financial institutions, including savings and loan associations, credit unions and finance companies and, to a lesser extent, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money-market mutual funds. Many of these competitors have substantially greater resources than do the Banks.

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

      The Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may (i) acquire substantially all the assets of any bank or ownership or control of any voting shares of any bank; (ii) it may acquire directly or indirectly, more than five percent of the voting shares of a bank; or (iii) it may merge or consolidate with any other bank holding company.

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

     Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act became effective in 2000, and relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that will be deemed "financial in nature" include:

          lending, exchanging, transferring, investing for others or safeguarding money or securities;
          insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with
	 respect thereto;
         providing financial, investment, or economic advisory services, including advising an investment company;
         issuing or selling instruments representing interests in
       pools of assets permissible for a bank to hold directly; and
         underwriting, dealing in or making a market in securities.

     A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Act.

      Under this legislation, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

      The Registrant has no plans of becoming a financial holding company.

      The Registrant must also register with the Department of Banking and Finance of the State of Georgia (the "DBF") and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the Registrant's financial condition, operations, management and inter-company relationships, and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Registrant and each of the Banks.

      The Registrant is an "affiliate" of the Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Banks to the Registrant, (ii) investments in the stock or securities of the Registrant by the Banks, (iii) the Banks taking the stock or securities of an "affiliate" as collateral for loans by the Banks to a borrower and (iv) the purchase of assets from the Registrant by the Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

      The Banks, as Georgia banks, are subject to the supervision of, and are regularly examined by, the Federal Deposit Insurance Corporation (the "FDIC") and the DBF. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving the Banks. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

Payment of Dividends and Other Restrictions

      The Registrant is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations under federal and state law on the extent to which the Banks can pay dividends or otherwise supply funds to the Registrant.

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

      The payment of dividends by the Registrant and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the Banks, could include the payment of dividends) such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks.

Capital Adequacy

      The Federal Reserve and FDIC have adopted substantially identical risk-based capital guidelines for banks and bank holding companies. The minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital is to be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of perpetual preferred stock, less goodwill ("Tier I Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. In addition, banks and bank holding companies must also have a minimum stockholders' equity to risk-weighted assets of 4%.

      In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I Capital to total assets, less goodwill (the "Leverage Ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier I capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

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

      Under the FDIC's regulations, all of the Banks are "well capitalized" institutions.

      The written policies of the DBF require that state banks in Georgia generally maintain a minimum ratio of primary capital to total assets of 6.0%. At December 31, 2002, the Banks were in compliance with these requirements. In addition, the DBF is likely to compute capital obligations in accordance with the risk-based capital rules while continuing to require a minimum absolute level of capital.

Support of Subsidiary Banks

      Under the FRB policy, the Registrant is expected to act as a source of financial strength to, and to commit resources to support, each of the Banks. This support may be required at times when, absent such FRB policy, the Registrant may not be inclined to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

FDIC Insurance Assessments

      The Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). Since 1989, the annual FDIC deposit insurance assessments increased from $.083 per $100 of deposits to a minimum level of $.23 per $100, an increase of 177 percent. The FDIC implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average of $.259 per $100 of deposits.

      On August 8, 1995, the FDIC lowered the BIF premium for "healthy" banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On November 14, 1995, the FDIC again lowered the BIF premium for "healthy" banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). All of the Banks are insured under the BIF fund and it is expected that they will be required to pay only the legally required annual minimum payments during 2002.

Industry Developments

      Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution's industry. Because of the uncertainty of the final terms and likelihood of passage of the proposed legislation, the Registrant is unable to assess the impact of any proposed legislation on its financial condition or operations at this time.

Available Information.

     The Registrant is subject to the information requirements of the Securities Exchange Act of 1934, which means that it is required to file certain reports and other information, all of which are available at the Public Reference Section of the Securities and Exchange Commission at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. You may also obtain copies of the reports and other information from the Public Reference Section of the SEC, at prescribed rates, by calling 1-800-SEC-0330. The SEC maintains a World Wide Web site on the Internet at www.sec.gov where you can access reports, information and registration statements, and other information regarding registrants that file electronically with the SEC through the EDGAR system.

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

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
    INTEREST RATES AND INTEREST DIFFERENTIALS

A. The condensed average balance sheets for the periods indicated are presented below.
                        Year  Ended      Year  Ended      Year Ended
                        December 31,     December 31,     December 31,
                        2002             2001             2000
ASSETS                                       (In Thousands)
Cash and due from banks       $     7,013    $     6,705   $     6,283
Cash in bank - interest bearing     1,634            957           822
Taxable investment securities      16,115         16,518        16,884
Nontaxable investment securities    1,018          1,326         1,613
Others                                983          1,343         1,487
Federal funds sold and securities
 purchased under agreements to
 resell                            18,976         18,028         9,945
Loans - net                       167,750        166,639       148,195
Other assets                       14,285         14,555        10,762

Total Assets                  $   227,774    $   226,071   $   195,991

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits: Demand - non-interest
           bearing            $    29,724    $    24,903   $    22,444
     Demand - interest bearing     34,293         30,600        24,959
     Savings                       12,001         11,809        11,122
     Time                         121,984        131,154       114,026
Total Deposits                $   198,002    $   198,466   $   172,551
Federal funds purchased                19             23           114
Other borrowed funds                6,912          6,065         4,518
Other liabilities                   2,062          2,453         1,768

Total Liabilities             $   206,995    $   207,007   $   178,951
Shareholders' equity               20,779         19,064        17,040

Total Liabilities and
 Shareholders' Equity         $   227,774    $   226,071   $   195,991

B. Interest Rates. The tables below show for the periods indicated the average amount outstanding for major categories of interest earning assets and interest bearing liabilities; the average interest rates earned or paid; the interest income and expense earned or paid thereon; net interest earnings and the net yield on interest-earning assets.

                                     Year Ended December 31, 2002
                              Average        Yield/        Average
                              Balance        Interest      Rate
ASSETS                                       (In Thousands)
Cash in banks - interest
    bearing                    $   1,634     $     60        3.67%
Loans                            167,750       13,614        8.11%
Taxable investments               16,115          716        4.44%
Non-taxable investments            1,018           52        5.11%
Other                                983           39        3.97%
Federal funds sold and
 securities purchased
  under agreements to resell      18,976          307        1.62%
Total Interest-Bearing
    Assets                     $ 206,476     $ 14,788        7.16%

LIABILITIES
Demand   - interest bearing    $  34,293     $    419        1.22%
Savings deposits                  12,001          194        1.62%
Other  time deposits             121,984        4,459        3.66%
Other borrowing                    6,912          258        3.73%
Federal funds  purchased              19            -           -%
Total Interest-Bearing
    Liabilities                $ 175,209     $  5,330        3.04%

Net interest earnings          $   9,458
Net interest margin                                          4.12%

                                     Year Ended December 31, 2001
                              Average        Yield/        Average
                              Balance        Interest      Rate
ASSETS                                       (In Thousands)
Cash in banks - interest
 bearing                     $    957        $     54        5.64%
Loans                         166,639          16,737       10.04%
Taxable investments            16,518             947        5.73%
Non-taxable investments         1,326              66        4.97%
Other                           1,343              60        4.47%
Federal funds sold and
 securities purchased under
 agreements to resell          18,028             741        4.11%
Total Interest-Bearing
 Assets                      $204,811        $ 18,605        9.08%

LIABILITIES
Demand - interest bearing    $ 30,600        $    694        2.27%
Savings deposits               11,809             314        2.65%
Other time deposits           131,154           7,897        6.02%
Other borrowing                 6,065             429        7.07%
Federal funds purchased            23               1        4.34%
Total Interest-Bearing
 Liabilities                 $179,651        $  9,335        5.20%

Net interest earning         $  9,270
Net interest margin                                          3.88%


                                     Year Ended December 31, 2000
                              Average        Yield/        Average
                              Balance        Interest      Rate
ASSETS                                    (In Thousands)
Cash in banks - interest
     bearing                 $    822       $      53        6.44%
Loans                         148,195          16,604       11.20%
Taxable investments            16,884           1,021        6.05%
Non-taxable investments         1,613              79        4.90%
Other                           1,487              73        4.91%
Federal funds sold and
 securities purchased
 under agreements to resell     9,945             623        6.26%
Total Interest-Bearing
 Assets                      $178,946       $  18,453       10.31%

LIABILITIES
Demand -interest  bearing    $ 24,959       $     648        2.59%
Savings deposits               11,122             359        3.23%
Other time deposits           114,026           7,115        6.24%
Other borrowing                 4,518             448        9.91%
Federal funds purchased           114               8        7.02%
Total Interest-Bearing
 Liabilities                 $154,739       $   8,578        5.54%

Net interest earnings        $  9,875
Net interest margin                                          4.77%
(1) Note: Loan fees are included for rate calculation purposes. Loan fees included in interest amounted to approximately $1,097,015 in 2002, $1,208,871 in 2001 and $999,520 in 2000. Non accrual loans have been included in the average balances.

C. Interest Differentials. The following tables set forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates.

2002 Compared to 2001
                                    Increase (Decrease) Due to (1)
                              Volume         Rate          Change
Interest earned on:                         (In Thousands)
Cash in banks - interest
  bearing                    $     38       $(       32)   $     6
Loans                              98        (    3,221)    (3,123)
Taxable investments           (    23)       (      208)    (  231)
Nontaxable  investments       (    15)                1     (   14)
Other                         (    16)       (        5)    (   21)
Federal funds sold and
 securities purchased under
  agreement to resell              39        (      473)    (  434)

Total Interest-Earning Assets$    121       $(    3,938)   $(3,817)
Interest paid on:
  NOW deposits               $     83       $(      358)   $(  275)
  Savings deposits                  5        (      125)    (  120)
  Other time deposits         (   552)       (    2,886)    (3,438)
  Other borrowing                  60        (      231)    (  171)
  Federal funds purchased           -        (        1)    (    1)

Total Interest-Bearing
  Liabilities                $(   404)      $(    3,601)   $(4,005)

Net Interest Earnings        $    525       $(      337)   $   188

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

II.  INVESTMENT PORTFOLIO

A. Types of Investments The carrying amounts of investment securities at the dates indicated are summarized as follows:

                              Year Ended     Year Ended    Year Ended
                              December 31,   December 31,  December 31
,
                              2002           2001          2000
                                            (In Thousands)
U. S. Treasury and other
 U. S. government agencies
 and corporations             $    17,233    $    15,691   $    18,449
State and political
 subdivisions (domestic)              933          1,131         1,529
Mortgage backed securities             20            236           399
Equities                              753            262           465

Totals                        $    18,939    $    17,320   $    20,842

B. Maturities The amounts of investment securities in each category as of December 31, 2002 are shown in the following table according to maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, (4) after ten years.

                  U. S. Treasury
                  and Other U. S.
                  Government        State
                  Agencies and      and Political     Mortgage Backed
                  Corporations      Subdivisions      Securities
                            Average          Average
                            Yield            Yield             Average
                 Amount     (1)     Amount   (1)(2)   Amount   Yield
                                       (In Thousands)
Maturity:
One year or less $     458    3.30% $   406   7.29%  $     -        -
After one year
 through five years 16,012    3.92%       -       -        -        -
After five years
 through ten years     763    6.00%     267   7.36%        -        -
After ten years          -        -     260   8.76%       20    7.72%

Totals           $  17,233    4.00% $   933   7.72%  $    20    7.72%


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

III.  Loan Portfolio

   A. Types of Loans The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan.

                              Year Ended    Year Ended    Year Ended
                              December 31,  December 31,  December 31,
                              2002          2001          2000
(In Thousands)
Commercial, financial and
 agricultural                 $    43,939    $    49,558   $    42,973
Real  estate - mortgage            90,492         85,876        81,314
Real  estate - construction         8,809          9,015         7,646
Installments                       26,565         27,929        31,294

                              $   169,805    $   172,378   $   163,227
Less   -   Unearned  income           237            289           253
       Reserve for possible
         losses                     2,893          2,756         2,728

Total Loans                   $   166,675    $   169,333   $   160,246

B. Maturities and Sensitivity to Changes in Interest Rates The amount of total loans by category outstanding as of December 31, 2002 which, based on remaining repayments of principal, are due in (1) one year or less, (2) more than one year but less than five and (3) more than five years are shown in the following table. The amounts due after one year are classified according to the sensitivity to changes in interest rates.


                                     Maturity Classification
                                    Over One
                        One Year    Through       Over
                        or Less     Five Years    Five Years  Total
Types of Loans                             (In Thousands)
Commercial,
 financial and
 agricultural           $  37,692   $    5,381    $    866   $  43,939
Real estate
    mortgage               68,206       20,762       1,524      90,492
Real estate
    construction            7,661          410         738       8,809
Installment                12,762       11,136       2,667      26,565

Total loans due
 after one year
 with:
 Predetermined
  interest rate                         42,447
 Floating interest
  rate                                   1,037

C. Nonperforming Loans The following table presents, at the dates indicated, the aggregate amounts of nonperforming loans for the categories indicated.

                           Year Ended    Year  Ended     Year Ended
                           December 31,  December 31,    December 31,
                           2002          2001            2000
                                            (In Thousands)
Loans accounted for on a
 non-accrual basis        $       748    $     1,002     $       876

Loans contractually past
 due ninety days or more
 as to interest or principal
 payments                         466          1,028             734

Loans, the terms of which
 have been renegotiated to
 provide a reduction or
 deferral of interest or
 principal because of a
 deterioration in the financial
 position of the borrower           -              4               8
Loans now current about which
 there are serious doubts as
 to the ability of the borrower
 to comply with present loan
 repayment terms                    -              -               -

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

E. Rate Sensitivity Analysis

                              SOUTH BANKING COMPANY
                                DECEMBER 31, 2002
                               INTEREST RATE RISK

Note:  Dollar amounts in columns are cumulative amounts

Total assets on this date equaled $230,758

Interest Rate Risk            0-3      0-12     0-3       0-5     0-15
                             Months   Months   Years     Years   Years
Rate sensitive assets:
 Securities (fixed rates)$    201  $   864 $  5,699  $ 16,876 $ 18,166
 Securities (floating rates)    21      21        21       21       21
 Mutual funds                   48      48        48       48       48
 CD's at banks                 396   2,667     3,760    3,860    3,860
 Loans (fixed rates)        19,881  41,714    70,060   80,083   87,124
 Loans (floating rates)     79,079  80,699    81,042   81,736   81,736
 Federal funds sold         18,600  18,600    18,600   18,600   18,600
Total rate sensitive
  assets 			 $118,226 $144,613 $ 179,230 $201,224 $209,555

Rate sensitive liabilities:
 CD/IRA's under $100M    $ 27,709 $ 77,882 $  85,384 $ 85,845 $ 85,845
 CD/IRA's => $100M         11,335   32,407    35,701   35,972   35,972
 Regular savings/Christmas 13,061   13,061    13,061   13,061   13,061
 Now/Super Now             25,597   25,597    25,597   25,597   25,597
 Money market deposit       9,634    9,634     8,634    9,634    9,634
 Treasury, tax & loan note     25       25        25       25       25
 Federal funds purchased        -        -         -        -        -
 Note payable-Ford Motor        -        8        16       16       16
 Note payable-Banker's Bank     -      375     1,275    2,375    4,400
 Note payable-Waycross
  Bank & Trust                  -        -         -        -        -
 Note payable-Banker's
  Bank (BDS)                   54      216       619      619      619
 Note payable-FHLB          3,000    3,000     3,000    3,000    3,000
Total rate sensitive
  liabilities            $ 90,415 $162,205  $174,312 $176,144 $178,169

Rate sensitive assets less
Rate sensitive
  liabilities            $ 27,811 $(17,592) $  4,918 $ 25,080 $ 31,386

Rate sensitive assets less
Rate sensitive
  liabilities/Total assets  12.05% ( 7.62%)     2.13%   10.87%   13.60%

Rate sensitive assets/
Rate sensitive liabilities 130.76%  89.15%    102.82%  114.24%  117.62%


Notes to Market Risk Sensitivity Table:

     (1) Expected maturities are contractual maturities adjusted for prepayments of principal when possible. The Company uses certain assumptions to estimate expected maturities.

     (2) For loans, the Company has used contractual maturities due to the fact that the Company has no historical information on prepayment speeds. Since most of these loans are consumer and commercial loans, and since the Company's customer base is community-based, the Company feels its prepayment rates are insignificant.

     (3) For mortgage-backed securities, expected maturities are based upon contractual maturity, projected repayments and prepayment of principal. The prepayment experience herein is based on industry averages as provided by the Company's investment trustee.

     (4)  Loans receivable includes non-performing loans.

     (5) Interest-bearing liabilities are included in the period in which the balances are expected to be withdrawn as a result of contractual maturities. For accounts with no stated maturities, the balances are included in the 0 to 90 day category.

     (6) The interest rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

                              Year Ended     Year Ended    Year Ended
                              December 31,   December 31,  December 31,
                              2002           2001          2000
                                            (In Thousands)

A.  Average amount of loans
     outstanding              $   167,750    $   166,639   $   148,195
B.  Balance of reserve for
     possible loan losses at
     beginning of period      $     2,757    $     2,728   $     2,169
C.  Loans charged off:
     Commercial, financial
      and agricultural        $       398    $       398   $       274
     Real estate - mortgage           278            225           127
     Installments                     330            379           263

                              $     1,006    $     1,002   $       664
D.  Recoveries of loans
     previously charged off:
     Commercial, financial
      and agricultural        $        27    $         4   $        83
     Real estate                       18             49            29
     Installment                       93             85            99

                              $       138    $       138   $       211
E.  Net loans charged off
     during period            $       868    $       864   $       453
    Additions to reserve
     charged to operating
     expense during period (1)$     1,004    $       893   $       424
    Addition from bank
     acquisition                        -              -           588
                              $     1,004    $       893   $     1,012
F.  Balance of reserve for
     possible loan losses at
     end of period            $     2,893    $     2,757   $     2,728

G.  Ratio of net loans charged
     off during the period to
       average  loans  outstanding   .52             .52           .31

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

V.  Deposits

A. Average deposits, classified as demand deposits, savings deposits and time certificates of deposit for the periods indicated are presented below:
                               Year Ended December 31,
                      2002               2001               2000
                          Average            Average            Average
               Balance  Interest   Balance  Interest  Balance  Interest
                          Rate                Rate               Rate

Noninterest-    $29,724         -  $24,903         -  $22,444         -
bearing demand
Interest-        34,293     1.22%   30,600     2.27%   24,959     2.59%
bearing demand
deposits
Savings          12,001     1.62%   11,809     2.65%   11,122     3.23%
deposits
Time deposits   121,984     3.66%  131,154     6.02%  114,026     6.24%
Total deposits $198,002     2.56% $198,466     3.91% $172,551     4.71%

      B. The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months and (4) over twelve months.

     Three months or less                         $    11,335
     Over three through twelve months                  20,972
     Over twelve months                                 3,564
     Total                                        $    35,871

VI.  Return on Assets and Shareholders' Equity

         The following rate of return information for the periods indicated is presented below:

                              Year Ended     Year Ended     Year Ended
                              December 31,   December 31,   December 31,
                              2002           2001           2000

Return  on  assets (1)              .79%            .74%          1.35%
Return  on  equity (2)             8.61%           8.83%         15.53%
Dividend payout ratio (3)         15.63%          16.63%         10.57%
Equity  to  assets ratio (4)       9.12%           8.43%          8.69%

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

      Pineland Bank also has two branches. The branch in Metter, Georgia is a limited service drive-in facility containing approximately 500 square feet and is situated on land covered by a long term lease.

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

Item 4.  Submission of Matters to a vote of Security Holders

     None applicable.

Part II.

Item 5. Market  for  the  Registrant's  Common  Equity  and  Related
          Stockholder Matters

      There is no public market for the common stock of South or the Banks. The last known selling price of South's common stock, based on information available to South's management, was $12.00 per share on September 13, 2001. As of March 1, 2003, the Company had 454 shareholders with 399,500 shares outstanding.

      For the years ended December 31, 2002, 2001 and 2000, South paid cash dividends of $279,628 or $.70 per share, $279,628 or $.70 per share, and $279,628 or $.70 per share, respectively. These dollars equate to dividend payout ratios (dividends declared divided by net income) of 15.63%, 16.63% and 10.57% in 2002, 2001 and 2000, respectively. Certain other information concerning dividends and historical trading prices is set forth below:

                     QUARTERLY COMMON STOCK DATA

      Set forth below is information concerning high and low sales prices by quarter for each of the last two fiscal years and dividend information for the last two fiscal years. The Company's common stock is not traded on any established pubic trading market. The Company acts as its own transfer agent, and the information concerning sales prices set forth below is derived from the Company's stock transfer records. As of December 31, 2002, there were 454 shareholders of record.
                                                 SALES   PRICES   BY
QUARTER
                                                 High        Low
     Fiscal Year 2002
     First Quarter                                $    -      $    -
     Second Quarter                                    -           -
     Third Quarter                                     -           -
     Fourth Quarter                                    -           -

                                                SALES PRICES BY QUARTER
                                                  High          Low
     Fiscal Year 2001
     First Quarter                              $      -        $    -
     Second Quarter                                    -             -
     Third Quarter                                 12.00         12.00
     Fourth Quarter                                    -             -


                                               DIVIDENDS PAID PER SHARE
     Fiscal Year                                  2002          2001
     March 31                                     $  .00           .00
     June 30                                         .00           .00
     September 30                                    .00           .00
     December 31                                     .70           .70

Item 6.  Selected Financial Data

                              Years Ended December 31,
                2002       2001       2000        1999       1998
                                   (In Thousands)
Total Assets    $ 230,758  $ 224,791  $ 220,450   $173,807   $164,890

Operations:
 Interest income$  14,788  $  18,605  $  18,454   $ 14,518   $ 13,920
  Interest expense  5,330      9,335      8,578      6,261      6,392
Net interest
 income         $   9,458  $   9,270  $   9,876   $  8,257   $  7,528
Provision for
    loan losses     1,004        893        424        503        286
Net interest
 income after
 provision for
 loan losses    $   8,454  $   8,377  $   9,452   $  7,754   $  7,242
Other income    $   2,988  $   3,125  $   2,718   $  2,298   $  1,905
Other expenses  $   8,829  $   9,085  $   8,302   $  6,906   $  6,387
Income before
 income taxes   $   2,613  $   2,417  $   3,868   $  3,146   $  2,760
Federal income
    taxes             824        733      1,222      1,017        831
Net income before
 extraordinary
 items          $   1,789  $   1,684  $   2,646   $  2,129   $  1,929
Extraordinary
 items          $       -  $       -  $       -   $      -   $      -
Net income      $   1,789  $   1,684  $   2,646   $  2,129   $  1,929

Per Share Data:
 Income after
  extraordinary
  items         $    4.48  $    4.21  $    6.62   $   5.33   $   4.83
 Net income     $    4.48  $    4.21  $    6.62   $   5.33   $   4.83
 Dividends
  declared      $     .70  $     .70  $     .70   $    .65   $    .65
 Book value     $   54.37  $   49.71  $   45.73   $  39.57   $  35.56

Profitability Ratios
 Net income to
 average total
    assets            .79%       .74%      1.35%      1.28%      1.23%
Net income to average
 stockholders'
    equity           8.61%      8.83%     15.52%     14.18%     14.45%
Net interest
    Margin           4.12%      3.88%      4.77%      4.83%      4.52%


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

Critical Accounting Policies

      The accounting and reporting policies of the Registrant and its subsidiaries conform with generally accepted accounting principles and with practices within the banking industry. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.
Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Financial Condition

      The Registrant functions as a financial institution and as such its financial condition should be examined in terms of trends in its sources and uses of funds. A comparison of daily average balances indicate how the Registrant has managed its sources and uses of funds. Included in the selected statistical information, the comparison of daily average balance in the business portion of the filing indicated how the Registrant has managed its sources and uses of funds. The Registrant used its funds primarily to support its lending activities.

      The Registrant's total assets increased to $230,758,333 at year end 2002 from $224,790,523 at year end 2001. This increase of $5,967,810 represents a 2.6% increase in 2002 compared to 1.9% increase in 2001. This increase is attributable to normal growth within the banking area with limited entry into competitive situations for large deposits. The net interest margins have remained stable in 2002 after two years of decline. The net interest margin is not anticipated  to  change  much  in  2002  as  the  effect  of  the  new competition and rate reductions have leveled off. However, increase in the prime rate could impact the margins. The interest rate sensitivity analysis, which is a part of this report, gives some indication of the repricing opportunities of the Registrant. The gap ratios for the first twelve months are outside the limits established by the Bank as ideal, however, the current interest rates are not favorable to customers purchasing certificates in excess of twelve months. Loan demand has leveled after years of sustained growth with loans decreasing $2,573,379 in 2002. The Banks continue to look for good quality loans as loans represent the highest yielding asset on the Bank's books. The rural economy of the Banks' market area, which had been stable prior to 1998 has declined beginning in 1999 and continued into 2002 especially in the agricultural and timber industries. While the Banks are not heavy into these industries, the decline in these areas has impacted the overall economy. Classified loans for regulatory purposes remain at acceptable levels and, despite the problem in the local economies, do not represent any trend or uncertainties which management reasonably expects will materially impact future operating results, liquidity of capital resources, or represents material credits about which management is aware that causes management to have serious doubts as to the ability of such borrowers to comply with the loan payment terms.

      The Registrant's investment portfolio, including certificates of deposits in other banks, increased to $22,844,919 from $18,593,836. The increase of $4,251,083 from operations is an indication of the declining loan demand of the banks and the desire of the banks to utilize the assets of the Registrant in the highest yielding manner available to the banks without creating liquidity problems. The Registrant has maintained adequate federal funds sold and investments available for sale to sufficiently maintain adequate liquidity. The Registrant's securities remain primarily short term of five years or less in maturity, enabling the Registrant to better monitor the rate sensitivity of these assets, however, some extended terms on securities have been secured for yield purposes. Unrealized gain and losses on this portfolio is not material to the statement as the Registrant maintains a slight unrealized gain of $221,257.

      As the primary source of funds, aggregate deposits increased by $3,765,403 in 2002 compared to $3,321,388 in 2001. This represents a 1.92% increase for the year compared to a 1.72% increase in 2001. This illustrates the efforts of the banks to maintain good core deposits. Most of the growth was from the demand accounts which have lower interest rates as time certificate rates have dropped to levels customers do not wish to lock-in rates for extended periods.

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


     Interest rate sensitivity varies with different types of interest-earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to prime differ considerably from long-term investment and fixed rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest sensitive than passbook savings and long-term capital notes. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-
sensitive  earning  assets  over  interest-bearing  liabilities.    An
interest  rate  sensitivity  table  is  included  elsewhere  in   this
document, and it shows the interest sensitivity gaps for different time intervals as of December 31, 2002. The first 30 days there is an excess of interest-bearing assets over interest-bearing liabilities. The Registrant becomes more sensitive to interest rate fluctuations on a short time period. While the cumulative gap declines during the first twelve months, the Registrant remains within a manageable position.

     Marketable investment securities, particularly those of shorter maturities, CD's at other banks and federal funds sold are the principal sources of asset liquidity. Securities and CD's maturing in one year or less amounted to $3,552,000 and federal funds sold net of federal funds purchased with daily maturities amounted to $18,600,000 at year end 2002, an increase from prior years as deposit growth exceeded loan demand. Maturing loans and certificates of deposits in other banks are other sources of liquidity.

      The overall liquidity of the Registrant has been enhanced by a significant aggregate amount of core deposits. These core deposits have remained constant during this period. The Registrant has utilized less stable short-term funding sources to enhance liquidity such as large denomination time deposits and money market certificates within its current customer base, but has not attempted to acquire these type of accounts from non-core deposit customers. The Registrant has utilized its core deposit base to help insure it maintains adequate liquidity.

      Historically, the trend in cash flows as represented in the statement of cash flows shows a steady increase in cash generated by operations from the last three years. This is a result of increasing net income for each year until 2001. While income is not predictable, it is anticipated that liquidity will continue to be enhanced by the operations of the bank. Operations activity, however, generate only a small portion of the cash flow activities of the bank. Primary cash flow comes from investing activities such as sales and/or maturity of investment securities and in the financing activity through an increase in deposits. The primary use of cash flow includes the purchase of securities and making new loans as investing activities. The history of the Banks' cash flow indicates a nonrepeating source such as proceeds from borrowings utilized as sources of cash for the purpose of acquisition or expansion. The Registrant's overall cash flows indicate the relative stability and manageable growth of the bank's assets. The Registrant utilized deposit growth as its primary source of funds to handle growth. The Registrant's liquidity is maintained at levels determined by management to be sufficient to handle the cash needs that might arise at any given date. Outside sources are maintained, but the Registrant looks to these sources only on a very short term basis. The Registrant's long term liquidity plans include utilizing internally generated deposits as its primary source of cash flows and utilizing the shifting of the make up of assets to handle short term demands on cash.

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

Loans and Asset Quality

      Management of the Registrant believes that the loan portfolio is adequately diversified. Commercial loans are spread through numerous types of businesses with no particular industry concentrations. Loans to individuals are made primarily to finance consumer goods purchased. At December 31, 2002, total loans, net of unearned discounts, were 80% of total earning assets. Loans secured by real estate accounted for 58% of total loans as of December 31, 2002. Most of the loans classified as real estate-mortgage are commercial loans where real estate provides additional collateral. The Banks do not participate in the secondary loan market.

      Nonperforming  assets include nonaccrual loans,  accruing  loans past due 90 days or more and other real estate, which includes foreclosures, deeds in lieu of foreclosure and in-substance foreclosures.

       A loan is generally classified as nonaccrual when full collectibility of principal or interest is doubtful or a loan becomes 90 days past due as to principal or interest, unless management determines that the estimated net realizable value of the collateral is sufficient to cover the principal balance and accrued interest. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged to the allowance for loan losses. Nonperforming loans are returned to performing status when the loan is brought current and has performed in accordance with contract terms for a period of time. A summary of the Registrant's loan loss experience is included elsewhere in this report.

Distribution of Nonperforming Assets
                                           2002      2001    2000
                                                 (In Thousands)
Nonaccrual loans                           $   748   $ 1,002   $   876
Past due 90 days still accruing                466     1,028       734
Other real estate (ORE)                        314     1,265       725

                                           $ 1,528   $ 3,295   $ 2,335
Nonperforming loans to year
 end loans                                     .71%     1.18%      .99%
Nonperforming assets to year
 end loan and ORE                              .90%     1.91%     1.42%

      The ratio of nonperforming assets has increased each year from 1999 to 2001. However in 2002, a decrease occurred as the banks put special attention to the problem loans. During 2000 and 2001, the economy in the banks' market area declined with certain loans deteriorating to nonperforming status. Management continues to work on nonperforming assets to reduce this ratio even lower.

Asset-Liability Management and Market Risk Sensitivity

      Market risk is the risk of loss from adverse changes in market prices and rates. The Registrant's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its inherent rate risk exposure. Although the Registrant manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Registrant's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Registrant's business activities.

      The Registrant's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Registrant's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis. The Registrant monitors the impact of changes in interest rates on its net interest income using several tools.

      The Banks' goal is to minimize interest rate risk between interest bearing assets and liabilities at various maturities through its Asset-Liability Management ("ALM"). ALM involves managing the mix and pricing of assets and liabilities in the face of uncertain interest rates and an uncertain economic outlook. It seeks to achieve steady growth of net interest income with an acceptable amount of interest rate risk and sufficient liquidity. The process provides a framework for determining, in conjunction with the profit planning process, which elements of the Registrant's profitability factors can be controlled by management. Understanding the current position and implications of past decisions is necessary in providing direction for the future financial management of the Registrant. The Registrant uses an asset-liability model to determine the appropriate strategy for current conditions.

      Interest sensitivity management is part of the asset-liability management process. Interest sensitivity gap ("GAP") is the difference between total rate sensitive assets and rate sensitive liabilities in a given time period. The Registrant's rate sensitive assets are those repricing within one year and those maturing within one year. Rate sensitive liabilities include insured money market accounts, savings accounts, interest-bearing transaction accounts, time deposits and borrowings. The profitability of the Registrant is influenced significantly by management's ability to manage the relationship between rate sensitive assets and liabilities. At December 31, 2002, approximately 69% of the Registrant's earnings assets could be repriced within one year compared to approximately 91% of its interest-bearing liabilities. This compares to 69% and 92% in 2001.

     The Registrant's current GAP analysis reflects that in periods of increasing interest rates, rate sensitive assets will reprice slower than rate sensitive liabilities. The Registrant's GAP analysis also shows that at the interest repricing of one year, the Registrant's net interest margin would be adversely impacted. This analysis, however, does not take into account the dynamics of the marketplace. GAP is a static measurement that assumes if the prime rate increases by 100 basis points, all assets and liabilities that are due to reprice will increase by 100 basis points at the next opportunity. However, the Registrant is actually able to experience a benefit from rising rates in the short term because deposit rates do not follow the national money market. They are controlled by the local market. Loans do follow the money market; so when rates increase they reprice immediately, but the Registrant is able to manage the deposit side. The Registrant generally does not raise deposit rates as fast or as much. The Registrant also has the ability to manage its funding costs by choosing alternative sources of funds.
      The Registrant's current GAP position would also be interpreted to mean that in periods of declining interest rates, the Registrant's net interest margin would benefit. However, competitive pressures in the local market may not allow the Registrant to lower rates on deposits, but force the Registrant to lower rates on loans.

      Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Registrant could undertake in response to changes in interest rates.


      The rate sensitivity analysis as presented in the selected statistical information shows the Registrant's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

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

     The Registrant also measures its short-term exposure to interest rate risk by simulating the impact to net interest income under several rate change levels. Interest-earning assets and interest-bearing liabilities are rate shocked to stress test the impact to the Banks' net interest income and margin. The rate shock levels span three 100 basis point increments up and down from current interest rates. This information is used to monitor interest rate exposure risk relative to anticipated interest rate trends. ALM strategies are developed based on this analysis in an effort to limit the Banks' exposure to interest rate risk.

Results of Operations
                         2002 Compared to 2001

      Net interest income remains an effective measurement of how well management has balanced the Registrant's interest rate sensitive assets and liabilities. Net interest income increased by $187,682. The increase of 2.0% compared to a 6.1% increase in 2001. The primary determinants of the increase were rates associated with deposits. Loan demand decreased slightly and funds were channeled into securities and CD's at other banks as they represent the highest available yielding asset. Management continued its policy of limited solicitation of high interest deposits. The drastic reduction in rates by the Federal Reserve system resulted in repricing of most of interest rate sensitive assets and deposits. After 2001 where asset rates decreased faster than deposits, deposit rates in 2002 stabilized which allowed the net interest margin to increase slightly. The yield on interest earning assets decreased to 7.16% from 9.08% while interest bearing deposits yield decreased to 3.04% from 5.20%. The net interest margin increased to 4.12% from 3.88%. With the rate reduction not anticipated to continue and possible increase in late 2003 the banks anticipate that net interest margins will not change much and margins will remain low.

      Interest and fees on loans decreased $3,122,564 or 18.7% in 2002 from 2001 due to rate decreases of 193 basis points and loan demand declining 1.5% in 2002. Interest on investment securities decreased $251,189 or 22.3% in 2002 from 2001 due to a decrease in the yield in investments as rates have decreased. Interest income on federal funds sold decreased $434,001 or 58.6% due to lower rates as the rates on federal funds sold reached lows not seen in years.
     Total interest expense decreased 42.9% or $4,004,436 from 2001 to 2002. The largest component of total interest expense is interest expense on deposits, which decreased $3,832,492 or 43.0% from 2001 to 2002 due to a substantial reduction in rates. The average rate paid on deposits was 3.04%, 5.20% and 5.54% in 2002, 2001 and 2000, respectively.

      The allowance for possible loan losses is established through charges to expense in the form of a provision for loan losses. The provision for loan losses was $1,004,000 and $893,000, respectively, for the years ended December 31, 2002 and 2001. The provision in 2002 reflects replenishing the allowance for loan losses to cover net charge-offs of $867,569, plus providing for the increase as a result of the local economies. The allowance for loan losses to total loans outstanding is 1.70% at December 31, 2002. Net charge-offs to average loans are 0.52% for 2002 as compared to 0.52% for 2001.

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


Non-Interest Income

      Non-interest income for 2002 decreased by $137,200 or 4.4% over 2001, as compared to an increase in 2001 of $407,219 or 15.0% over 2000. These increases generally resulted from increased activity in data processing and decreased in financial services, other income loss on sale of fixed assets and service charges on deposits. A significant contributor to non-interest income is service charges on deposit accounts which decreased 1.3%. Management views deposit fee income as critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities ensure that the Registrant realizes the maximum contribution to profits from this area.


Non-Interest Expense

      Non-interest expenses totaled $8,829,471 in 2002 as compared to $9,084,778 in 2001. This represented a 2.8% decrease from 2001 to 2002, compared to a 9.4% increase from 2000 to 2001. The overall decreases during the year were attributable primarily to salaries and employee benefits and includes reduction of staff and expenses of small branch closed during 2002. Salaries and other personnel expenses, which comprised 50% of total non-interest expenses for 2002, were down $497,717 or 10.1% over 2001 due to staff reductions from branch closing and from continuing operations. During 2001 and 2000, salaries and other personnel expenses accounted for 50% and 52% of total other operating expenses, respectively.

      Combined net occupancy and furniture and equipment expenses increased $284,255, or 21.2% from 2001 to 2002, as compared to a decrease of $130,966, or 8.8% in 2001. The increase is primarily a result of addition at two banks and the complete remodeling of one bank.

Income Taxes

      Income tax expense totaled $823,633 in 2002 as compared to $733,859 in 2001. The changes in net income tax expense for the years were due to changes in taxable income for each respective year. Taxable income is affected by net income, income on tax exempt investment securities and loans, and the provision for loan losses. For tax purposes, the Bank can only recognize actual loan losses. The Registrant works actively with outside tax consultants to minimize tax expenses.
                         2001 Compared to 2000

      Net interest income remains an effective measurement of how well management has balanced the Registrant's interest rate sensitive assets and liabilities. Net interest income decreased by $605,669. The decrease of 6.1%, which included a full year of the 2000 branch acquisitions, compared to a 25.8% increase in 2000 when the branch acquisitions were included after August. The primary determinants of the decrease were loans and time deposits. Loan demand increased slightly and funds were channeled into loans as they represent the highest yielding asset. Management continued its policy of limited solicitation of high interest deposits. The drastic reduction in rates by the Federal Reserve system resulted in repricing of most of interest rate sensitive assets and deposits. As the tables presented earlier demonstrate the assets rates decreased faster than deposits therefore, the margins were squeezed resulting in the decrease in net interest income. The yield on interest earning assets decreased to 9.08% from 10.31% while interest bearing deposits yield decreased to 5.20% from 5.54%. The net interest margin decreased to 3.88% from 4.77%. With the rate reduction not anticipated to continue this trend should correct itself during 2002; however, with the low rates currently in the market, this margin will remain low.

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

      Total interest expense increased 8.8% or $756,847 from 2000 to 2001. The largest component of total interest expense is interest expense on deposits, which increased $783,123 or 9.6% from 2000 to 2001 due to a growth in deposits. The average rate paid on deposits was 5.13%, 5.54% and 4.82% in 2001, 2000 and 1999, respectively.
      The allowance for possible loan losses is established through charges to expense in the form of a provision for loan losses. The provision for loan losses was $893,000 and $424,000, respectively, for the years ended December 31, 2001 and 2000. The provision in 2001 reflects replenishing the allowance for loan losses to cover net charge-offs of $864,439, plus providing for the increase in total loans outstanding. The allowance for loan losses to total loans outstanding is 1.60% at December 31, 2001. Net charge-offs to average loans are .52% for 2001 as compared to 0.31% for 2000.

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


Non-Interest Income

      Non-interest income for 2001 increased by $407,219 or 15.0% over 2000, as compared to an increase in 2000 of $420,249 or 15.5% over 1999. These increases generally resulted from increased activity in data processing, financial services and service charges on deposits. A significant contributor to non-interest income is service charges on deposit accounts which increased 13.4%. Management views deposit fee income as critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities ensure that the Registrant realizes the maximum contribution to profits from this area. The addition of the branch acquisition contributed to the increase in fees.


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

      Income tax expense totaled $733,859 in 2001 as compared to $1,221,738 in 2000. The changes in net income tax expense for the years were due to changes in taxable income for each respective year. Taxable income is affected by net income, income on tax exempt investment securities and loans, and the provision for loan losses. For tax purposes, the Bank can only recognize actual loan losses. The Registrant works actively with outside tax consultants to minimize tax expenses.

Results of Operations

                        2000 Compared to 1999

      Net interest income remains an effective measurement of how well management has balanced the Registrant's interest rate sensitive assets and liabilities. Net interest income increased by $1,619,133. The increase of 25.8%, which included the results of the branch acquisitions, compared to a 9.68% increase in 1999. The primary determinants of the increase were loans and time deposits. As loan demand increased, funds were channeled into higher yielding loans. Management continues its policy of not soliciting high interest deposits and was able to maintain stable cost of funds. The growth of assets and liabilities was primarily the reason for the increase as net interest margin decreased slightly to 4.77% from 4.83%. With the low interest rate currently in the market and the Registrant's current rate gap, the Registrant continued its efforts to channel funds into higher yielding assets. Due to the rate sensitivity gap, the Registrant attempted to improve its current position with a controlled attempt to lengthen its maturity of interest rate sensitive liabilities although this is difficult without rate adjustments upward.

     Interest and fees on loans increased $3,744,981 or 29.13% in 2000 from 1999 due to rate increased of 59 basis points and loan growth of 23.8% in 2000. Interest on investment securities increased $53,083 or 4.8% in 2000 from 1999 due to a slight increase in the yield in investments as rates have increased slightly. Interest income on federal funds sold increased $160,488 or 34.7% due to higher average balances invested and higher rates.

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

Non-Interest Income

      Non-interest income for 2000 increased by $420,249 or 15.5% over 1999, as compared to an increase in 1999 of $392,788 or 20.6% over 1998. These increases generally resulted from increased activity in data processing, financial services and service charges on deposits. A significant contributor to non-interest income is service charges on deposit accounts which increased 24.2%. Management views deposit fee income as critical influence on profitability. Periodic monitoring of competitive fee schedules and examination of alternative opportunities ensure that the Registrant realizes the maximum contribution to profits from this area. The addition of the branch acquisition contributed to the increase in fees.


Non-Interest Expense

      Non-interest expenses totaled $8,301,997 in 2000 as compared to $6,905,856 in 1999. This represented a 20.2% increase from 1999 to 2000, and an 8% increase from 1998 to 1999. The overall increases during the year were attributable to growth in all geographic markets, and includes operations of branches acquired during the year. Salaries and other personnel expenses, which comprised 51% of total non-interest expenses for 2000, were up $535,840 or 14.5% over 1999 due to normal salary increases, benefit cost increases, and increased personnel due to the one new branch. During 1999 and 1998, salaries and other personnel expenses accounted for 54% and 51% of total other operating expenses, respectively.

      Combined net occupancy and furniture and equipment expenses increased $298,051, or 25.4% from 1999 to 2000, as compared to an increase of $26,489, or 2.3% in 1999.


Income Taxes

      Income tax expense totaled $1,221,738 in 2000 as compared to $1,017,056 in 1999. The changes in net income tax expense for the years were due to changes in taxable income for each respective year. Taxable income is affected by net income, income on tax exempt investment securities and loans, and the provision for loan losses. For tax purposes, the Bank can only recognize actual loan losses. The Registrant works actively with outside tax consultants to minimize tax expenses.
Regulatory Matters

      During the year 2002, federal and state regulatory agencies completed asset quality examinations at the Registrant's subsidiary banks. The Registrant's level and classification of identified potential problem loans was not revised significantly as a result of this regulatory examination process. However, one bank has seen some increase in classified loans as a result of branch acquisitions in the year 2000.

      Examination procedures require individual judgments about a borrower's ability to repay loans, sufficiency of collateral values and the effects of changing economic circumstances. These procedures are similar to those employed by the Registrant in determining the adequacy of the allowance for loan losses and in classifying loans. Judgments made by regulatory examiners may differ from those made by management.

      Management and the boards of directors of the Registrant and affiliates evaluate existing practices and procedures on an ongoing basis. In addition, regulators often make recommendations during the course of their examinations that relate to the operations of the Registrant and its affiliates. As a matter of practice, management and the boards of directors of the Registrant and its subsidiaries consider such recommendations promptly.

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

      Management believes the most significant impact on financial results is the Registrant's ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

     The Registrant is exposed only to U.S. dollar interest rate changes and accordingly, the Registrant manages exposure by considering the possible changes in the net interest margin. The Registrant does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Registrant does not engage in any hedging activities or enter into any derivative instruments other than mortgage backed securities, which are commonly pass through securities. Finally, the Registrant has no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

     Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as
"interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Asset-Liability Management and Market Risk Sensitivity."

Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the Registrant and its subsidiaries are included on pages F1 through F42 of this Annual report on Form 10-K.

     Consolidated Balance Sheets - December 31, 2002 and 2001

      Consolidated Statements of Income and Other Comprehensive Income
-         Years ended December 31, 2002, 2001 and 2000

      Consolidated  Statements of Changes in  Stockholders'  Equity  -
          Years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flow - Years ended December 31,
          2002, 2001 and 2000

     Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

Part III.

Item 10. Directors and Executive Officers of the Registrant

      The name, present principal occupation or employment, five-year employment history and ownership of common stock of the directors, executive officers and controlling persons of the Registrant is set forth below. Companies listed other than the Registrant are its subsidiaries. None of the persons listed below has engaged in transactions with respect to the common stock during the past 60 days. During the last five years, none of the persons listed below has been convicted in a criminal proceeding nor were any of such persons a party to a judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws or finding any violation of such laws. All such persons are U.S. citizens, and except as otherwise indicated, the address of the corporation in which such persons conduct their present principal occupation or employment is 501 West 12th Street, Alma, Georgia 31510. Beneficial ownership information is given o the extent known after reasonable inquiry, and is based on 399,500 shares of common stock outstanding as of March 21, 2003. Each of persons named below has been principally employed by South Banking Company or its subsidiaries for at least five years.

                                                             Number of
                                                  Director    Shares
                    Position with Company and     (Officer)     Owned
Name                 Principal Occupation or       Since    (Percent
                           Employment                           of
                                                            Outstanding)

Olivia          Executive Vice President,           1969      189,372
Bennett(1)(2)   Secretary and Director, South                (47.40%)
                Banking Company; Chairman and
                Director, Alma Exchange Bank &
                Trust; Director, Banker's Data
                Services, Inc.; Chairman,
                President and Director, Citizens
                State Bank; Chairman, President
                and Director, Peoples State Bank
                & Trust

Paul T.         President, Treasurer and            1978      19,526
Bennett(1)(3)   Director, South Banking Company;              (4.89%)
                Vice Chairman and Director,
                Citizens State Bank; Vice
                Chairman and Director, Peoples
                State Bank & Trust; Director and
                President, Banker's Data
                Services, Inc.; Vice Chairman
                and Director, Alma Exchange Bank
                & Trust; Director, Chairman and
                President, Pineland State Bank

Lawrence        Director, South Banking Company;    1987      12,814
Bennett(1)(4)   President and Director, Alma                  (3.21%)
                Exchange Bank & Trust; Director
                and Secretary, Banker's Data
                Services, Inc.; Director,
                Peoples State Bank & Trust;
                Director, Pineland State Bank

Kenneth F.      Director, South Banking Company;    1980       4,934
Wade            Executive Vice President and                  (1.24%)
                Director, Alma Exchange Bank &
                Trust; Director, Banker's Data
                Services, Inc.

Charles         Director, South Banking Company;    1990        992
Stuckey         Executive Vice President and                  (0.25%)
                Director, Peoples State Bank &
                Trust; Director, Banker's Data
                Services, Inc.

James W.        Director, South Banking Company;    1989        279
Whiddon         Executive Vice President and                  (0.07%)
                Director, Citizens Bank;
                Director, Banker's Data Services

Richard         Director, South Banking Company;    2001         -
Williams        Executive Vice President and
                Director, Pineland State Bank;
                Director, Banker's Data
                Services, Inc.

(1)  Olivia Bennett is the mother of Paul T. Bennett and Lawrence
Bennett.
(2) Includes 166,085 shares owned by Estate of Valene Bennett of which Olivia Bennett is the Executrix and 23,287 shares owned by Bennett Family Limited Partnership of which she is the general partner.
(3) The shares reported include 226 shares owned by Paul T. Bennett's wife and 150 shares owned jointly with each of two children.
(4)    Owned jointly with Lawrence Bennett's wife.

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

  Item 11.  Executive Compensation

      The following information is given as to the cash and cash equivalent forms of renumeration received by South's Chief Executive Officer and only other executive officer whose salary and bonus exceeded $100,000 during the last fiscal year.

                                                Long-Term Compensation
                   Annual Compensation
                                              Securities   All Other
   Name and                                   Underlying   Annual
  Principal     Year     Salary      Bonus    Options/SARS Compensation

Paul T.
Bennett
Chief           2002     203,896                                31,505

Executive       2001     196,700                                32,090

Officer         2000     182,848                                31,440


Olivia
Bennett
Secretary       2002     202,355                                21,975

                2001     202,618                                20,875

                2000     215,099                                20,915


(1) Does not include fees and dues for clubs and fraternal and civic organizations paid by the Banks to certain officers for business related purposes. Also, does not include any amounts for use of an automobile.

(2) Other compensation consists of director fees from registrant and subsidiary banks.

      The  Registrant  has no compensation plans (including  individual
compensation  arrangements)  under  which  equity  securities  of   the
Registrant are authorized for issuance.

Directors' Compensations.

      The members Registrant's Board of Directors currently receive a fee of $2,500 per year for service on the Registrants's Board of Directors.

Agreements with Officers

      The Registrant has no employment or change in control agreements with any of its executive officers.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors of the Registrant reviewed the compensation of Paul Bennett and Olivia Bennett and of the Registrant's other executive officers for the 2002 fiscal year. Although Mr. Bennett participated in deliberations regarding the salaries of executive officers, he did not participate in any decisions regarding his own compensation as an executive officer.

Report on Executive Compensation

      Under rules established by the SEC, the Registrant is required to provide certain information with respect to compensation provided to the Registrant's President and Chief Executive Officer and other executive officers. The SEC regulations require a report setting forth a description of the Registrant's executive compensation policy in general and the considerations that led to the compensation decisions affecting Paul Bennett and Olivia Bennett. In fulfillment of this requirement, the Board of Directors and Compensation Committee have prepared the following report for inclusion in this Form 10-K.

     The fundamental policy of the Registrant's compensation program is to offer competitive compensation and benefits for all employees, including the President and Chief Executive Officer and the other officers of the Registrant, to compete for and retain talented personnel who will lead the Registrant in achieving levels of financial performance that enhance shareholder value. The Registrant's executive compensation package historically has consisted of salary, annual bonus, and other customary fringe benefits.

       The members of the Board of Directors of the Registrant participated in deliberations regarding salaries of executive officers. Mr. Bennett did not participate in deliberations concerning his own compensation. Although subjective in nature, factors considered by the Board in setting the salaries of executive officers were Mr. Bennett's recommendations (except with respect to his own salary), compensation paid by comparable companies to their executive officers (although such information was obtained informally and the Registrant did not attempt to pay any certain percentage of salary for comparable positions with other companies), each executive officer's performance, contribution to the Registrant, tenure in his or her position, and internal comparability considerations. The Board of Directors set the salary of Mr. Bennett based on Mr. Bennett's salary during the preceding fiscal year, his tenure, the salaries of chief executive officers of comparable bank holding companies, and the increase in earnings of the Registrant in recent years. The Board did not assign relative weights to the factors considered in setting salaries of executive officers, including Mr. Bennett.


                        The Board of Directors

Item   12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

      The following table sets forth, as of March 1, 2003, the beneficial ownership of Common Stock of Registrant by the Only "person" (as that term is defined by the Securities and Exchange Commission), who owns of record or is known by the Registrant to own beneficially 5% or more of the outstanding shares of Common Stock of the Registrant and by all Executive Officers and Directors of the Registrant as a group.




                                              Number of     Percent of
                                              Shares Owned  Outstanding
Name                                          Beneficially  Shares
Estate of Valene Bennett
Route 4
Alma, Georgia 31510                                166,085       41.57%

Olivia Bennett
Route 4
Alma, Georgia 31510                                 23,287        5.83%

ll Executive Officers and Directors
 as a group (7 persons)                            227,248        57.0%

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

Item 14.  Controls And Procedures

     The Registrant's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of its disclosure controls and procedures (as defined in federal securities rules) within 90 days prior to the filing of this report. Based on, and as of the date of, that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Registrant's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Registrant under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          1.  Financial Statements

          (a)   South Banking Company and Subsidiaries:
          (i)   Consolidated Balance Sheets - December 31, 2002 and 2001
          (ii) Consolidated Statements of Income and Other Comprehensive Income - Years ended December 31,
                2002, 2001 and 2000
                (iii) Consolidated Statements of Stockholders' Equity
                - Years ended December 31, 2002, 2001 and 2000
          (iv) Consolidated Statements of Cash Flow - Years ended December 31, 2002, 2001 and 2000
          (b)       South Banking Company (Parent Corporation Only):
          (i)   Balance Sheets - December 31, 2002 and 2001
                (ii) Statements of Income and Other Comprehensive Income
                - Periods ended December 31, 2002, 2001 and 2000
          (iii) Statements of Stockholders' Equity - Periods ended December 31, 2002, 2001 and 2000
          (iv)  Statements of Cash Flow - Years ended December 31,
2002, 2001, and 2000

          3.  Exhibits required by Item 601 of regulation S-K:


(3.1) Articles of Incorporation (included as Exhibit 3(a) to Appendix II to Registrant's Registration Statement on Form S-14, File No. 2-71249, previously filed with the Commission and incorporated herein by reference).

(3.2) By-Laws (included as Exhibit 3(b) to Appendix II to Registrant's Registration Statement on Form S-14, File No. 2-71249, previously filed with the Commission and incorporated herein by reference).

(21)      List of the Registrant's subsidiaries:

(99.1)     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                           SOUTH BANKING COMPANY


Date:      March 28, 2003               By:          /s/
                                         Paul T. Bennett
                                         President, Treasurer
                                          and Director


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


Date:      March 28, 2003                   /s/
                                      Paul T. Bennett
                                      Principal Executive,
                                      Financial and Accounting
                                      Officer and Director

Date:      March 28, 2003                   /s/
                                      Olivia Bennett
                                      Executive Vice President
                                      And Director

Date:      March 28, 2003                   /s/
                                      Charles Stuckey
                                      Director

Date:      March 28, 2003                   /s/
                                      James W. Whiddon
                                      Director

Date:      March 28, 2003                   /s/
                                      Kenneth F. Wade
                                      Director

Date:      March 28, 2003                   /s/
                                      Lawrence Bennett
                                      Director

                       SUPPLEMENTAL INFORMATION


     The proxy statement for the 2003 annual meeting of shareholders has not been sent to the Registrant's shareholders, but will be sent subsequent to the filing of this Annual Report on Form 10-K.

     The foregoing material will be furnished to the Commission when they are sent to the shareholders since the Registrant does not have securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. The foregoing materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of that Act.

                             CERTIFICATION


I, Paul T. Bennett, certify that:

         1. I have reviewed this annual report on Form 10-K of South Banking Company, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

              b)   evaluated the effectiveness of the registrant's
                disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c)   presented in this annual report our conclusions about
                the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 28th day of March 2003.

                                                     /s/
                                     Paul T. Bennett
                                     Chief Executive Officer
                                     Chief Financial Officer


                              EXHIBIT INDEX


(21)      List of the Registrant's subsidiaries:

(99.1)   Certification Pursuant to 18 U.S.C. Section  1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                               EXHIBIT 21

                              Subsidiaries

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

                              EXHIBIT 99.1

            CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

         I, Paul T. Bennett, Chief Executive and Chief Financial
Officer of South Banking Company, Inc. (the "Company"), certify, pursuant to 18 U.S.C. 1350 as adopted by 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K of the Company for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities
     Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 28, 2003

                                                     /s/
                                    Paul T. Bennett
                                    Chief Executive Officer
                                    Chief Financial Officer


                      SOUTH BANKING COMPANY

                          ALMA, GEORGIA

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 2002

                               F1

               REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
South Banking Company
Alma, Georgia 31510

      We have audited the accompanying consolidated balance sheets of South Banking Company and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Banking Company and Subsidiaries at December 31, 2002 and 2001 and the consolidated results of its operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                        Respectfully submitted,

                                        DALTON & BENNETT, CPA'S

Waycross, Georgia
February 7, 2003
                                  F2
                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                      CONSOLIDATED BALANCE SHEETS

                                          December 31,   December 31,
                                          2002           2001
ASSETS

Cash and due from banks                    $  9,436,272   $  11,140,462
Deposits in other banks -
 interest bearing                          $  3,905,136   $   1,273,000
Investment securities
 Available for sale                        $ 18,892,037   $  17,173,350
 Held to maturity - market value
  of $52,445 in 2002 and
  $152,583 in 2001                         $     47,746   $     147,536

Georgia Bankers stock                      $    547,283   $     547,283

Federal Home Loan Bank stock               $    438,100   $     426,100

Federal funds sold                         $ 18,600,000   $  10,252,000

Loans                                      $169,805,432   $ 172,378,811
Less: Unearned discount                    (    236,926)  (     288,968)
Reserve for loan losses                    (  2,893,211)  (   2,756,780)
                                           $166,675,295   $ 169,333,063
Bank premises and equipment                $  6,590,001   $   6,715,813
Intangible assets                          $  1,444,786   $   1,680,572
Other assets                               $  4,181,677   $   6,101,344
Total Assets                               $230,758,333   $ 224,790,523

    The accompanying notes are an integral part of these financial statements.
                                  F3
                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                  CONSOLIDATED BALANCE SHEETS (Con't)

                                          December 31,    December 31,
                                          2002            2001

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:  Demand - non-interest
                     bearing              $  31,335,371   $  29,999,788
           Demand - interest bearing         35,171,392      32,764,586
Savings                                      11,863,852      10,537,057
Time                                        121,395,391     122,699,172

                                           $199,766,006   $ 196,000,603
Borrowing                                     5,035,257       5,581,251
Accrued expenses and other
 liabilities                                  1,235,777       1,850,430
Federal funds purchased                               -               -
N/P - Federal Home Loan Bank                  3,000,000       1,500,000
Total Liabilities                          $209,037,040   $ 204,932,284
Stockholders' Equity
Common stock $1 par value; shares
 authorized - 1,000,000,  shares
 issued and outstanding -
 2002 and 2001 - 399,500
 and 399,500, respectively                 $    399,500   $     399,500
Surplus                                       3,070,831       3,070,831
Undivided profits                            17,800,222      16,291,126
Accumulated other comprehensive income          450,740          96,782
Total Stockholders' Equity                 $ 21,721,293   $  19,858,239
Total Liabilities and
 Stockholders' Equity                      $230,758,333   $ 224,790,523

    The accompanying notes are an integral part of these financial statements.
                                  F4
                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                       AND COMPREHENSIVE INCOME

                          Year Ended      Year Ended      Year Ended
                          December 31,    December 31,    December 31,
                          2002            2001            2000
Interest Income
Interest and other
 fees on loans            $  13,614,595   $  16,737,159   $  16,603,948
Interest on deposits -
 interest bearing                59,690          54,303          53,224
Interest on federal
 funds sold                     306,768         740,769         622,780
Interest on investment
 securities:
 U. S. Treasury                  21,853          31,021          77,571
 U. S. Government agencies      689,777         898,919         910,190
 Mortgage backed securities       4,481          16,360          33,411
 State and municipal
  subdivisions                   51,733          66,100          79,343
 Other securities                39,011          60,031          73,017
Total Interest Income     $  14,787,908   $  18,604,662   $  18,453,484
Interest Expense
Interest on deposits      $   5,072,288   $   8,904,780   $   8,121,657
Interest - other borrowing      257,930         429,874         456,150
Total Interest Expense    $   5,330,218   $   9,334,654   $   8,577,807
Net interest income       $   9,457,690   $   9,270,008   $   9,875,677
Provision for loan losses     1,004,000         893,000         424,000
Net interest income after
 provision for loan losses$   8,453,690   $   8,377,008   $   9,451,677
Other Operating Income
Service charge on deposits$   1,763,507   $   1,787,500   $   1,576,094
Commission on insurance          81,600          81,052          89,036
Other income                    456,387         528,323         429,101
Securities gains (losses)         6,699    (      3,684)              7
Data processing fees            615,594         537,212         459,036
Gain (Loss) on sale of fixed
 assets                    (     44,394)         60,333           2,019
Financial service income        108,744         134,601         162,825
Total Other Operating
 Income                   $   2,988,137   $   3,125,337   $   2,718,118
    The accompanying notes are an integral part of these financial statements.
                                  F5
                         SOUTH BANKING COMPANY
                             ALMA, GEORGIA
                   CONSOLIDATED STATEMENTS OF INCOME
                   AND COMPREHENSIVE INCOME (Con't)

                          Year Ended      Year Ended      Year Ended
                          December 31,    December 31,    December 31,
                          2002            2001            2000
Other Operating Expenses
Salaries                  $   3,530,330   $   3,676,504   $   3,354,689
Profit sharing and other
 personnel expenses             896,401       1,247,944         875,460
Occupancy expense of bank
 premises                       482,441         514,595         475,452
Furniture and equipment
 expense                      1,143,073         826,664         996,773
Stationery and supplies         192,885         199,901         254,881
Data processing                 233,800         295,852         310,141
Director fees                   187,925         182,760         174,260
Other real estate expenses      171,286          92,080          13,006
Other expenses                1,991,330       2,048,478       1,847,335
Total Other Operating
 Expenses                 $   8,829,471   $   9,084,778   $   8,301,997
Income before income taxes$   2,612,356   $   2,417,567   $   3,867,798
Applicable income taxes         823,633         733,859       1,221,738
Net Income                $   1,788,723   $   1,683,708   $   2,646,060
Other comprehensive income
 before tax
Unrealized gain on
 securities               $     567,603   $     291,307   $     151,160
Other comprehensive income
 before tax               $     567,603   $     291,307   $     151,160
Income tax expenses related
 to items of other
 comprehensive income           213,645         107,708          57,048
Other comprehensive income,
 net of tax               $     353,958   $     183,599   $      94,112
Comprehensive Income      $   2,142,681   $   1,867,307   $   2,740,172
Per share data based on
 weighted outstanding shares:
   Weighted average
   outstanding                  399,500         399,500         399,500
Net Income                $        4.48   $        4.21   $        6.62
The accompanying notes are an integral part of these financial statements.
                                  F6
                              SOUTH BANKING COMPANY
                                         ALMA, GEORGIA
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Accumulated
                                               Other        Total
					                 Compre-      Stock-
		     Common		       Undivided hensive      holders'
                 Stock    Surplus    Profits   Income       Equity
Balance,
 December 31,1999 $399,500 $3,070,831 $12,520,614 $(180,929)$15,810,016
 Net income              -          -   2,646,060         -   2,646,060
 Cash dividends          -          - (   279,628)        - (   279,628)
 Unrealized gain
  (loss) on securities
  available for sale     -          -           -    94,112      94,112
 Redemption of shares    -          -           -         -           -
Balance,
 December 31,2000 $399,500 $3,070,831 $14,887,046  $(86,817)$18,270,560
 Net income              -          -   1,683,708         -   1,683,708
 Cash dividends          -          - (   279,628)        - (   279,628)
 Unrealized gain
  (loss) on securities
  available for sale     -          -           -   183,599     183,599
 Redemption of shares    -          -           -         -           -

Balance,
 December 31,2001 $399,500 $3,070,831 $16,291,126  $ 96,782 $19,858,239
 Net income              -          -   1,788,723         -   1,788,723
 Cash dividends          -          - (   279,627)        - (   279,627)
 Unrealized gain
  (loss) on securities
  available for sale     -          -           -   353,958     353,958
 Redemption of shares    -          -           -         -           -
 Balance,
 December 31,2002 $399,500 $3,070,831 $17,800,222  $450,740  $21,721,293
   The accompanying notes are an integral part of these financial statements.
                                       F7

                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year  Ended    Year  Ended     Year  Ended
                            December  31,  December 31,    December 31,
                            2002           2001            2000
Cash Flows From Operating
 Activities:
 Net income                 $ 1,788,723    $ 1,683,708     $ 2,646,060
 Add expenses not
  requiring cash:
  Provision for depreciation
     and amortization         1,126,529      1,080,954         930,972
  Provision for loan losses   1,004,000        893,000         424,000
  Provision for loss on ORE      75,518         52,000           3,408
  Bond portfolio losses
  (gains)                   (     6,699)         3,685               -
 (Gain) loss on sale of
   premises & equipment          44,395     (   60,070)    (     2,019)
 (Gain) loss on sale of
   other real estate owned       48,099         20,625          23,040
 Increase (decrease) in
    taxes payable           (    33,749)       136,792     (   236,230)
 Increase (decrease) in
   interest  payable        (   429,046)    (  403,513)        568,654
 Increase (decrease) in
   other  liabilities       (   151,858)    (  119,749)        324,957
 (Increase) decrease in
    interest receivable         384,228        341,390     (   460,066)
 (Increase) decrease in
   prepaid  expenses            145,737     (  175,310)    (    80,167)
 (Increase) decrease in
     other   assets             179,195        260,171     (   284,686)
 Recognition of unearned
    loan   income           (    52,042)        60,094               -
 Net Cash Provided By
  Operating Activities    $   4,123,030   $   3,773,777   $  3,857,923
Cash Flows From Investing
 Activities:
 Proceeds from maturities
  of securities held to
  maturity                $     100,000   $           -   $   600,000
 Purchase of securities
  held to maturity                    -               -             -
 Proceeds from maturity of
  securities available for
    sale                     18,714,220      25,668,030     2,101,866
  Net loans to customers      1,087,543   (  11,476,813)  (13,197,595)
 Proceeds from sale of
  securities available for sale       -         295,094              -
The accompanying notes are an integral part of these financial statements.
                                    F8
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Con't)

                          Year Ended      Year Ended      Year Ended
                          December 31,    December 31,    December 31,
                          2002            2001            2000
Cash Flows From Investing
 Activities: (con't)
 Purchase of securities
  available for sale      $( 19,851,099)  $( 22,139,058)  $( 4,339,254)
 Purchase of premises and
   equipment               (    833,062)   (  2,044,019)   ( 1,645,225)
 Proceeds from sale of
    premises and equipment       16,020         639,520         29,970
 Proceeds from sale of
    other real estate owned   1,491,512         659,090        885,084
 Purchase of Bank stock               -               -              -
    Purchase of FHLB stock (     12,000)              -              -
    Purchase of Bank Branches         -               -    ( 4,193,634)
Net Cash Provided By
 Investing Activities     $     713,134   $(  8,398,156)  $(19,758,788)
Cash Flows From Financing
 Activities:
 Net increase (decrease) in
  demand deposits, NOW and
  money markets           $   3,742,389   $  11,061,093   $  1,686,060
 Net increase in savings
   and  time  deposits           23,014    (  7,739,705)    19,819,341
   Proceeds from  borrowing   1,500,000       1,523,810      4,756,750
  Payments on borrowing    (    545,994)   (  1,705,722)   (   256,463)
  Dividends  paid          (    279,627)   (    279,628)   (   279,628)
 Payments to retire stock             -               -              -
 Increase in federal funds
   purchased                          -               -    ( 1,140,000)
Net Cash Provided By
 Financing Activities     $   4,439,782   $   2,859,648   $ 24,586,060
Net increase (decrease)in
 Cash and Cash Equivalents$   9,275,946   $(  1,764,731)  $  8,685,195
Cash and Cash Equivalents
  at  Beginning  of  Year    22,665,462      24,430,193     15,744,998
Cash and Cash Equivalents
 at End of Year           $  31,941,408   $  22,665,462   $ 24,430,193

The accompanying notes are an integral part of these financial statements.
                                    F9
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

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

                                    F10
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002
Note 1.  Significant Accounting Policies (Con't)

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

               Declines in fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary have resulted in write-downs of the individual securities to their fair value. The related write-downs have been included in earnings as realized losses.
                                    F11
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002
Note 1.  Significant Accounting Policies (Con't)

        (e)  Securities (Con't)

             Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

              Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

         Federal Home Loan Bank Stock

               Individual banks within the holding company have joined the Federal Home Loan Bank ("FHLB") of Atlanta to increase the Bank's available liquidity. As a FHLB member, the Banks are required to acquire and retain shares of capital stock in FHLB of Atlanta in an amount equal to the greater of (1) 1.0% of the aggregate outstanding principal amount of the residential mortgage loans, home purchase contracts, and similar obligations, or (2) 0.3% of total assets at the beginning of each year. The Bank is in compliance with this requirement with an investment in FHLB stock of $438,100 and
        $426,100  at  December  31,  2002   and   2001, respectively.
        No ready market exists for this stock and it has  no quoted
        market  value.  However,  redemption  of  this  stock   has
        historically been at par value.

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

         Impaired Loans
                The Bank accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that all creditors value all specifically
                                    F12
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002


Note 1.  Significant Accounting Policies (Con't)

         Impaired Loans (Con't)

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

         Loan Fees and Costs

                Nonrefundable fees and certain direct costs associated with originating or acquiring loans are recognized as yield adjustment over the contractual life of the related loans, or if the related loan is held for resale, until the loan is sold. Recognition of deferred fees and costs is discontinued on non-accrual loans until they return to accrual status or are charged-off. Commitment fees associated with lending are deferred and if the commitment is exercised, the fee is
                                    F13
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

Note 1.  Significant Accounting Policies (Con't)

         Loan Fees and Costs (Con't)

         recognized over the life of the related  loan  as  a   yield
         adjustment. If the commitment expires unexercised, the amount is recognized upon expiration of the commitment.

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

        (i)  Other Real Estate (ORE)

              Real estate acquired in satisfaction of a loan and in-substance foreclosures are reported in other assets. In-substance foreclosures are properties in which a borrower with
                                    F14
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002
Note 1.  Significant Accounting Policies (Con't)

        (i)Other Real Estate (ORE) (Con't)
         little or no equity in the collateral, effectively abandons control of the property or has no economic interest to
         continue involvement in the property.   The borrower's ability
         to rebuild equity based on current financial conditions also is considered doubtful. Properties acquired by foreclosure or deed in lieu of foreclosure and properties classified as in-substance foreclosures are transferred to ORE and recorded at the lower of cost of fair market value based on appraised value at the date actually or constructively received. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. Losses on ORE due to subsequent valuation adjustments are recorded on a specific property basis.

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

         (l)  Earnings Per Share

             Earnings per share are based on the weighted average number of shares outstanding.
                                    F15
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31,2002


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

         (n)  Cash Flow Information

              For purposes of the statements of cash flows, the Company considers cash, federal funds sold and due from banks as cash and cash equivalents. Cash paid during the years ended December 31, 2002, 2001 and 2000 for interest was $5,759,264,
         $9,738,167, and $8,117,741, respectively. Total income tax payments during 2002, 2001 and 2000 were $790,000, $844,223, and $1,552,939, respectively.

         (o)  Recent Pronouncements and Accounting Changes

               The Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets, on July 20, 2001.

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

                                    F16
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31,2002


Note 1.  Significant Accounting Policies  (Con't)

        (o)  Recent Pronouncements and Accounting Changes (Con't)

             SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (superseded by SFAS No. 144, see discussion which follows). SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001.

             The Company's intangible assets at December 31, 2002 are classified as intangible assets other than goodwill. Approximately $1.393 million of the intangibles recorded on the balance sheet at December 31, 2002 represents the remaining unamortized intangible related to the Company's 2000 acquisition of three branch offices from another bank. The balance of $52 thousand is the remaining intangibles from the original purchase of the bank in 1996. The intangible are being amortized over eight to ten years in accordance with SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which was not superseded by SFAS No.
        142. During December 2001, the FASB announced it will undertake a limited-scope project to reconsider part of the guidance in SFAS No. 72.

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

                                    F17
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31,2002


Note 2.  Investment Securities

              The amortized cost and estimated market values of investments in debt securities are as follows:

                                Gross              Gross
                  Amortized     Unrealized    Unrealized          Fair
                  Cost          Gains             Losses         Value
Securities available
 for sale -
December 31, 2002:
 U.S. Government
  and agency
  securities      $17,042,611   $   190,160   $         -   $17,232,771
 State and municipal
  securities          848,460        37,063             -       885,523
 Mortgage backed
  securities           20,453           190             -        20,643
 Equity securities    259,253       500,000         6,153       753,100

   Totals         $18,170,777   $   727,413   $     6,153   $18,892,037

December 31, 2001:
 U.S. Government
  and agency
  securities      $15,583,819   $   165,042   $    57,519   $15,691,342
 State and municipal
  securities          948,774        34,883             -       983,657
 Mortgage backed
  securities          227,844         8,207             -       236,051
 Equity securities    259,253         3,047             -       262,300

   Totals         $17,019,690   $   211,179   $    57,519   $17,173,350

Securities to be
 Held to Maturity -
December 31, 2002:
 U.S. Government
  and agency
  securities      $         -   $         -   $         -   $         -
 State and municipal
  securities           47,746         4,699             -        52,445
 Mortgage backed
  securities                -             -             -             -
  Totals          $    47,746   $     4,699   $         -   $    52,445
                                    F18
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

Note 2. Investment Securities (Con't)
                                Gross              Gross
                  Amortized     Unrealized    Unrealized          Fair
                  Cost          Gains             Losses         Value
December 31, 2001
 U.S. Government
  and agency
  securities      $         -   $         -    $       -    $       -
 State and municipal
  securities          147,536         5,047            -      152,583
 Mortgage backed
  securities                -             -            -            -
  Totals          $   147,536   $     5,047    $       -    $ 152,583

              Gross realized gains and loses on sales of available-for-sale securities were $6,699 and $-0- in 2002, respectively and $-0- and $(3,685), respectively for 2001 and $-0- and $-0-, respectively in 2000. During the year ended December 31, 2001, investment securities available for sale, with a fair value at the date of sale of $295,094, were sold. In the years 2002 and 2000, no securities were sold. Securities called in 2002 resulted in gain of $6,699.

               Assets, principally securities carried at approximately $13,265,987 at December 31, 2002 and $11,615,367 at December
         31, 2001, were pledged to secure public deposits and for other purposes required or permitted by law.

              The scheduled contractual maturities of securities to be held to maturity and securities available for sale at December 31, 2002 were as follows:

                  Securities                   Securities
                  To Be Held                   Available
                  To Maturity                  for Sale
                  Amortized                    Amortized
                  Cost          Fair Value     Cost         Fair Value
     Due in one year
       or less    $       -    $         -    $   852,634  $   864,704
     Due from one year
       to five years      -              -     15,839,960   16,011,428
     Due from five
       years to ten years -              -      1,000,000    1,030,502
     Due after ten
        years        47,746         52,445        218,930      232,303
                  $  47,746    $    52,445    $17,911,524  $18,138,937
                                    F19
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002


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

Note 3.  Loans

         The composition of the bank's portfolio was as follows:

                                             2002         2001
                                               (In Thousands)
         Commercial, financial and
           agricultural                      $  43,939    $  49,558
         Real estate - mortgage                 90,492       85,876
         Real estate - construction              8,809        9,015
         Installment and consumer               26,565       27,929
            Total  Loans                     $ 169,805    $ 172,378
         Less:  Unearned discount            (     237)   (     289)
         Reserve  for  loan losses           (   2,893)   (   2,756)
         Loans, net                          $ 166,675    $ 169,333

              Non-accrual loans (principally collateralized by real estate) amounted to approximately $748,000, $1,002,000 and $876,000 at December 31, 2002, 2001, and 2000, respectively.
         Impaired loans were $-0- and $-0- at December 31, 2002 and
         2001.

               The Company and its subsidiaries have granted loans to the officers and directors of the Company, its subsidiaries, and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable
         transactions with unrelated persons   and   do   not  involve
         more than normal risk of collectibility. The aggregate dollar amount of these loans was $546,892 and $805,074 at December 31, 2002 and 2001. During 2002, $232,658 of new loans were made, and repayments totaled $490,840.

                                    F20
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002


Note 4.  Reserve for Loan Losses

              Transactions in the reserve for loan losses are summarized as follows:
                            Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                            2002           2001           2000

         Balance at beginning
          of period         $  2,756,780   $  2,728,219   $ 2,168,877
         Additions:  Provision
          charged to operating
           expenses         $  1,004,000   $    893,000   $   424,000
         Balance from bank
          acquisition                  -              -       588,306
                            $  3,760,780   $    893,000   $ 1,012,306

         Deductions: Loans
           charged  off     $  1,006,028   $  1,002,886   $   664,298
         Less: recoveries        138,459        138,447       211,334
                            $    867,569   $    864,439   $   452,964

         Balance at end of
          period            $  2,893,211   $  2,756,780   $ 2,728,219

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

               Loans having carrying values of $618,267 and $1,436,843 were transferred to foreclosed real estate in 2002 and 2001, respectively.

             The bank is not committed to lend additional funds to debtors whose loans have been modified.


                                    F21
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002


Note 5.  Deposits

              The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately
         $35,871,828 in 2002 and $31,805,741 in 2001.

              At December 31, 2002, the scheduled maturities of CDs are as follows:
                                         (In Thousands)
                    2003                 $      109,907
                    2004 and 2005                10,790
                    2006 and thereafter             698

                                         $      121,395

Note 6.  Premises and Equipment

         A summary of the account:
                                         Year Ended     Year Ended
                                         December 31,   December 31,
                                         2002           2001

         Land                            $  684,387     $   640,582
         Buildings                        5,512,798       5,971,572
         Furniture and equipment          5,643,224       5,697,359
                                        $11,840,409     $12,309,513
         Less: Accumulated depreciation   5,250,408       5,593,700
                                        $ 6,590,001     $ 6,715,813

		Depreciation expense was $898,459 in 2002, $860,117 in 2001 and $803,318 in 2000.

Note 7. Borrowings

         Data relating to borrowing is as follows:
                                             Year Ended     Year ended
                                             December 31,   December 31,
        Parent Company -                     2002           2001

        Note payable in 10 annual payments
         with interest payable quarterly
         and accrues at prime rate minus
         50 basis points.  Subsidiary bank
         stock is pledged to secure loan.    $ 4,400,000    $ 4,725,000
                                    F22
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

Note 7. Borrowings (Con't)

                                             Year Ended     Year Ended
                                             December 31,   December 31,
                                             2002           2001

     Subsidiary - Bankers Data Services, Inc.

        Note payable due January 27, 2003
         monthly principal amount of
         $10,833.33 plus interest. Interest
         accrues at prime minus 1%.
         Computer equipment is pledged as
         collateral for loan.                   611,466         824,419

        Note payable in 36 monthly payments
         of $434.02.  Interest accrues at
         1.9% rate and is secured by vehicle.         -             433

        Note payable in 24 monthly payments
         of $664.13.  Interest accrues at
         5.9% rate and is secured by vehicle.         -           6,465

        Note payable in 24 monthly payments
         of $791.66.  Interest accrues at 0%
         and is secured by auto.                  7,917          17,416

        Subsidiary - Alma Exchange Bank

        Note payable in 36 monthly payments
         of $696.98.  Interest accrues at
         3.9% rate and is secured by vehicle.        -            7,517

        Note payable in 3 annual payments
         of $7,937.  Interest accrues at 0%
         and is secured by auto.                15,874           23,811
                Following are maturities of long term debt for each of the next five years.
                    2003                     $    52,853
                    2004                         562,937
                    2005                         605,000
                    2006                         655,000
                    2007                         666,466

                                    F23
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

Note 8.  Income Taxes

             Income tax expense (benefit) was $823,633 for 2002, (an effective rate of 31.53%), $733,859 for 2001 (an effective rate of 30.4%) and $1,221,738 for 2000 (an effective rate of 31.6%).
        The actual expense for 2002, 2001 and 2000 differs from the "expected" tax expense for those years (computed by applying the federal corporate rate of 34%) as follows:

                                2002                2001          2000
         Computed "expected"
             tax expenses       34.0%              34.0%         34.0%
         Alternative minimum tax   -                  -             -
         Effect of State
           Income Tax            1.2%           (    .1%)         1.1%
         Tax exempt interest
          on securities and
           loans              (  3.8%)          (   4.6%)      (  3.6%)
         Other,net                .1%               1.1%           .1%
                                31.5%              30.4%         31.6%

             The current and deferred amounts of these tax provisions were as follows:
                                2002            2001        2000

         Current  -  Federal   $ 716,252      $  725,56   $ 1,178,493
                  -  State             -              -        83,299
         Deferred -  Federal      89,838          7,123   (    24,534)
                  -  State        17,543          1,170   (    15,520)
                               $ 823,633      $ 733,859   $ 1,221,738
             The tax effects of each type of income and expense item that gave rise to deferred taxes are:

                                           December 31,   December 31,
                                           2002           2001
        Net unrealized appreciation on
          securities available for sale    $(  272,843)   $(   55,726)
        Depreciation                        (  322,901)    (  219,899)
        Deferred loan fees                      83,448        101,281
        Allowance for credit losses            786,372        788,595
        Other                                   55,833         32,728
        Purchase accounting treatment       (   65,820)    (   65,820)
        Net deferred tax asset (liability) $   264,089    $   581,159

                                    F24
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002
Note 9.  Employee Benefit Plans

               The Company maintains a 401K deferred compensation plan for all subsidiaries effective January 1, 1993. The Company elected to match 75% of employee contributions for 2002, 2001 and 2000. The expense to the Company for 2002, 2001 and 2000 was $128,120, $140,000, and $134,297, respectively.

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

                 Minimum future rental payments under non-cancelable operating lease having remaining term in excess of 1 year as of December 31, 2001 for each of the next 5 years and in the aggregate is:
                    Year Ended
                    2003                                    $  4,000
                    2004                                       4,000
                    2005                                       4,000
                    2006                                       4,000
                    2007                                       4,000
                    Subsequent to 2008                       188,000
                    Total minimum future rental payments    $208,000
               In June, 1997, the parties amended the lease to allow Pineland State Bank to sublet part of the property and in consideration, the landlord will receive 50% of gross rental under the sublease in addition to the minimum amount above.

Note 11. Liabilities

         Standby Letters of Credit. These transactions are used by the Company's customers as a means of improving their credit standing in their dealings with others. Under these agreements, the Company agrees to honor certain financial commitments in the event that its customers are unable to do so. As of December 31, 2002 and 2001, the Company had $622,179 and $911,779 in outstanding standby letters of credit.

         Loan Commitments. As of December 31, 2002 and 2001, the Company had commitments outstanding to extend credit totaling $14,493,616 and $15,710,009, respectively. These commitments generally require the customers to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.
                                    F25
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002
Note 12. Financial Instruments
              The Bank is a party to financial instruments with off-
         balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its
         own  exposure  to fluctuations  in  interest  rates.   These
         financial instruments include commitments to extend credit, and standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.
                The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Commitments to Extend Credit and Financial Guarantees.
              Commitments  to extend credit are agreements  to  lend
         to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies; but, may include accounts receivable; inventory, property, plant and equipment; and income-producing commercial properties.
               Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
         Those guarantees  are primarily   issued  to  support  private
         borrowing arrangements, including commercial paper and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds various assets as collateral supporting those commitments for which collateral is deemed necessary.
               The Bank has not been required to perform on any financial guarantees during the past two years. The Bank has not incurred any losses on its commitments in 2002, 2001 or 2000.
                                    F26
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

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

Note 14. Restrictions on Cash and Due from Banks

              Under Federal Reserve regulation, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2002, the maximum amount available for transfer from the Bank to the Company in the form of loans approximated 20% of consolidated net equity.

               The  bank is required to maintain reserve balances with
         the Federal  Reserve  Bank.   The  average  amount  of  those
         reserve balances for the year ended December 31, 2002 was approximately $-0-.

Note 15. Related Party Transactions

               The Company has entered into a split dollar life insurance arrangement with a director and substantial shareholder. The Company and director's trust each contribute toward the payment of premium for life insurance policy. The Company records its contribution at the present value of anticipated future return or total cash surrender value of policy, whichever is higher; however, the carrying amount cannot exceed the amount of premiums paid by the Company. The Company will receive all reimbursement from anticipated withdrawal of cash surrender value or from the proceeds of policy in the event of the death of the director.
         All cash surrender value of the policy accrues to the benefit of the Company until such time as the cash surrender value exceeds advances made by the Company. As of December 31, 2002, $920,596 is carried in other assets related to this arrangement.
                                    F27
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002
Note 16. Fair Value of Financial Instruments

               The following table shows the estimated fair value and
         the related carrying values of South Banking Company's financial instruments at December 31, 2002 and 2001. Items which are not financial instruments are not included.
                                                       2002
                                            Carrying       Estimated
        Cash and due from financial         Amount         Fair Value
          institutions                      $  9,436,272   $ 9,436,272
        Interest earning balances with
          financial institutions               3,905,136     3,905,136
        Federal funds sold                    18,600,000    18,600,000
        Securities available for sale         18,892,037    18,892,037
        Securities held to maturity               47,746        52,445
        Federal Home Loan Bank stock             438,100       438,100
        Georgia Bankers Bank - stock             547,283     1,312,830
        Loans - net of allowances            166,675,295   169,209,000
        Demand and savings deposits           78,370,615    78,370,615
        Time deposits                        121,395,391   121,844,000
        Federal funds purchased                        -             -
                                                       2001
        Cash and due from financial
          institutions                        11,140,462   $11,140,462
        Interest earning balances with
           financial  institutions             1,273,000     1,273,000
         Federal  funds sold                  10,252,000    10,252,000
         Securities  available for sale       17,173,350    17,173,350
         Securities  held to maturity            147,536       152,583
         Federal  Home Loan Bank stock           426,100       426,100
         Georgia  Bankers Bank - stock           547,283       770,240
         Loans  - net of allowances          169,333,063   161,938,092
         Demand  and  savings deposits        73,301,431    73,301,431
         Time  deposits                      122,699,172   123,606,169
         Federal funds purchased                       -             -

             For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2002 and 2001. The estimated fair value for cash and due from financial institutions and federal funds sold are considered to approximate cost. The estimated fair value for interest-earning balances with financial institutions, securities available-for-sale, securities held-to-maturity, and Georgia Bankers Bank stock are based on quoted market values for the individual securities or for equivalent securities.
        The estimated fair value for commercial loans is based on estimates of the difference in interest rates the

                                    F28
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

Note 16.  Fair Value of Financial Instruments (Con't)

        Company would charge the borrowers for similar such loans with similar maturities made at December 31, 2002 and 2001, applied for an estimated time period until the loan is assumed to reprice or be paid. The estimated fair value for other loans is based on estimates of the rate the Company would charge for similar such loans at December 31, 2002 and 2001 applied for the time period until estimated repayment. The estimated fair value for individual retirement account deposits and time deposits is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 2002 and 2001, applied for the time period until maturity. The estimated fair value for other financial instruments and
        off-balance-sheet   loan  commitments   are   considered  to
        approximate cost at December 31, 2002 and 2001.

              While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2002 and 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2002 and 2001 should not necessarily be considered to apply at subsequent dates.

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

Note 17. Regulatory Matters

            The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal
        banking agencies.   Failure  to  meet  minimum  capital
        requirements can initiate certain mandatory - and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital
                                    F29
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

Note 17. Regulatory Matters (Con't)

        guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and its subsidiaries meet all capital adequacy requirements to which it is subject.

             As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that, management believes, have changed the institution's category.

             The Company and its subsidiaries' actual capital amounts and ratios are also presented in the table.
                                                       To Be Well
                                                       Capitalized Under
                                   For Capital         Prompt Corrective
               Actual              Adequacy Purposes   Action Provisions
               Amount Ratio        Amount  Ratio       Amount   Ratio
As of December 31, 2002:
Total Capital
 (to Risk
 Weighted Assets)
  Consolidated  $ 22,137   12.0% > $ 14,655 > 8.0%   > $  18,320 > 10.0%
 Subsidiary -
   Alma            7,993   12.8% >    4,977 > 8.0%   >     6,221 > 10.0%
 Subsidiary -
   Baxley          7,141   15.2% >    3,750 > 8.0%   >     4,687 > 10.0%
 Subsidiary -
   Kingsland       3,343   13.4% >    1,997 > 8.0%   >     2,496 > 10.0%
 Subsidiary -
   Metter          5,622   11.7% >    3,840 > 8.0%   >     4,800 > 10.0%
                                    F30
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

Note 17. Regulatory Matters (Con't)

                                                       To Be Well
                                                       Capitalized Under
                                   For Capital         Prompt Corrective
               Actual              Adequacy Purposes   Action Provisions
               Amount Ratio        Amount   Ratio      Amount  Ratio
As of December 31, 2002:

Tier I Capital
 (to Risk Weighted
  Assets)
 Consolidated  $ 19,825 10.8%  >  $ 7,328  >  4.0%   >  $ 7,328 >  6.0%
 Subsidiary -
   Alma           7,207 11.6%  >    2,488  >  4.0%   >    3,732 >  6.0%
 Subsidiary -
   Baxley         6,540 13.9%  >    1,875  >  4.0%   >    2,812 >  6.0%
 Subsidiary -
  Kingsland       3,030 12.1%  >      998  >  4.0%   >    1,498 >  6.0%
 Subsidiary -
   Metter         5,019 10.5%  >    1,920  >  4.0%   >    2,880 >  6.0%


As of December 31, 2002:

Tier I
 Capital (to
  Average Assets)
 Consolidated   $19,825  8.7%  >  $ 9,123  >  4.0%   >  $11,404 >  5.0%
 Subsidiary -
   Alma           7,207  9.2%  >    3,132  >  4.0%   >    3,915 >  5.0%
 Subsidiary -
   Baxley         6,540 11.9%  >    2,197  >  4.0%   >    2,747 >  5.0%
 Subsidiary -
  Kingsland       3,030  9.1%  >    1,331  >  4.0%   >    1,663 >  5.0%
 Subsidiary -
   Metter         5,019  8.2%  >    2,440  >  4.0%   >    3,050 >  5.0%

                                    F31
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

Note 17. Regulatory Matters (Con't)

To Be Well
                                                       Capitalized Under
                                   For Capital         Prompt Corrective
               Actual              Adequacy Purposes   Action Provisions
               Amount Ratio        Amount Ratio        Amount    Ratio
As of December 31, 2001:

Total Capital
 (to Risk Weighted
 Assets)
  Consolidated  $ 20,435 10.9% >   $ 15,041 > 8.0%   > $  18,801 > 10.0%
 Subsidiary -
   Alma            7,775 11.5% >      5,384 > 8.0%   >     6,730 > 10.0%
 Subsidiary -
   Baxley          6,737 15.9% >      3,381 > 8.0%   >     4,227 > 10.0%
 Subsidiary -
  Kingsland        3,192 12.4% >      2,065 > 8.0%   >     2,581 > 10.0%
 Subsidiary -
  Metter           5,410 10.4% >      4,159 > 8.0%   >     5,199 > 10.0%

As of December 31, 2001:

Tier I Capital
 (to Risk
  Weighted
  Assets)
Consolidated       18,080   9.6%    > 7,520   >  4.0%  >  11,280  > 6.0%
 Subsidiary -
  Alma              6,924  10.3%    > 2,692   >  4.0%  >   4,038  > 6.0%
 Subsidiary -
   Baxley           6,207  14.7%    > 1,691   >  4.0%  >   2,536  > 6.0%
 Subsidiary -
  Kingsland         2,868  11.1%    > 1,032   >  4.0%  >   1,549  > 6.0%
 Subsidiary -
  Metter            4,769   9.2%    > 2,080   >  4.0%  >   3,120  > 6.0%

                                    F32
                           SOUTH BANKING COMPANY
                               ALMA, GEORGIA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2002

Note 17. Regulatory Matters (Con't)

Capitalized Under
                                   For Capital         Prompt Corrective
               Actual              Adequacy Purposes   Action Provisions
               Amount      Ratio       Amount Ratio    Amount    Ratio

As of December 31, 2001:

Tier I
 Capital (to
  Average Assets)
Consolidated  $ 18,080    8.1%   > $  8,924   4.0%   >  $11,155  > 5.0%
Subsidiary -
  Alma            6,924  8.9%    >    3,104  4.0%    >    3,881 >  5.0%
 Subsidiary -
  Baxley          6,207 12.1%    >    2,052  4.0%    >    2,565 >  5.0%
Subsidiary -
  Kingsland       2,868  9.1%    >    1,266  4.0%    >    1,583 >  5.0%
 Subsidiary -
  Metter          4,769  7.8%    >    2,435  4.0%    >    3,043 >  5.0%

                                    F33
                      SOUTH BANKING COMPANY
                   (PARENT CORPORATION ONLY)

                         ALMA, GEORGIA

                      FINANCIAL STATEMENTS

                       DECEMBER 31, 2002

                               F34
               REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
South Banking Company
Alma, Georgia 31510

      Under date of February 7, 2003, we reported on the consolidated balance sheets of South Banking Company, as of December 31, 2002 and 2001, and the related statements of income, cash flows and stockholders' equity for the three years in the period ended December 31, 2002.

      In connection with our examination of the aforementioned consolidated financial statements, we also audited the accompanying balance sheets (Parent Corporation Only) as of December 31, 2002 and 2001 and the related statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Banking Company (Parent Corporation Only) as of December 31, 2002 and 2001, and the results of its operations, stockholders' equity and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

                                    Respectfully submitted,

                                    DALTON & BENNETT, CPA'S

February 7, 2003
                               F35
                         SOUTH BANKING COMPANY
                       (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                             BALANCE SHEETS

                                  December 31,    December 31,
                                  2002            2001
                                 ASSETS
Cash and due from banks
 Interest bearing                 $1,337,688      $ 1,243,497
 Non-interest bearing                 43,077           36,862
Investment in bank's subsidiaries 23,386,303       22,543,800
Investment in nonbank subsidiaries   648,074          463,535
Investment-Nexity Financial-available
    for sale                         750,000          250,000
Other assets                          63,837           16,423
Prepaid income taxes                 362,355          351,370
Due from subsidiaries                      -                -
Total Assets                     $26,591,334      $24,905,487


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                 $       186      $       186
Other liabilities                    195,754            3,018
Accrued income taxes                       -                -
Notes payable                      4,400,000        4,725,000
Due to subsidiaries                  274,101          319,044
Total Liabilities                $ 4,870,041      $ 5,047,248

Stockholders' Equity
Common stock of $1 par value;
 authorized 1,000,000 shares;
 issued and outstanding, 2002 and 2001
 399,500 and 399,500, respectively $  399,500    $   399,500
Surplus                             3,070,831      3,070,831
Undivided    profits               17,800,222     16,291,126
Accumulated other
 comprehensive income                 450,740         96,782
Total Stockholders' Equity        $21,721,293    $19,858,239

Total Liabilities and
 Stockholders'Equity              $26,591,334    $24,905,487
The accompanying note is an integral part of these financial statements.
                                   F36
                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                           STATEMENT OF INCOME

                              Year Ended    Year Ended    Year Ended
                              December 31,  December 31,  December 31,
                              2002          2001          2000
Income
Dividends from bank
 subsidiaries                 $   978,593   $  994,156    $   985,387
Miscellaneous income                    -            -            788
Interest income                    25,738       45,641         23,479
Management   fees                 112,800      108,000        102,000
Dividends - other                       -        2,673          5,345
Loss on sale of stock                   -    (   4,906)             -
Total Income                  $ 1,117,131   $1,145,564    $ 1,116,999

Expenses
Salaries                      $    82,158   $   80,543    $    83,169
Amortization                            -        1,498         13,526
Interest                          200,222      337,286        318,822
Professional fees                  36,236       25,791         75,045
Other                              91,840       67,837         75,621
Total Expenses                $   410,456   $  512,955    $   566,183
Income before income taxes
 and equity in undistributed
 income (loss) of subsidiaries$   706,675   $  632,609    $   550,816
Provision (credit) for
 income taxes                  (   97,665)   ( 136,526)    (  164,606)

Income before equity in
 undistributed income in
 subsidiaries                 $   804,340   $  769,135    $   715,422

Equity in undistributed
 income of bank subsidiaries  $   799,845   $  792,336    $ 1,904,756
Equity in undistributed
 income (loss) of nonbank
      subsidiaries                184,538      122,237         25,882
                              $   984,383   $  914,573    $ 1,930,638
Net Income                    $ 1,788,723   $1,683,708    $ 2,646,060
The accompanying note is an integral part of these financial statements.
                                   F37
                         SOUTH BANKING COMPANY
                       (PARENT CORPORATION ONLY)
                             ALMA, GEORGIA
                      STATEMENT OF INCOME (con't)


                              Year Ended      Year Ended    Year Ended
                              December 31,    December 31,  December 31,
                              2002            2001          2000

Other Comprehensive Income
 before tax
Unrealized gain on securities $ 567,712 $ 278,166 $ 151,160 Other Comprehensive Income
 before tax                   $     567,712   $  278,166    $   151,160
Income tax expenses related
 to items of other
 comprehensive income               213,754       94,577         57,048
Other comprehensive income,
 net of tax                   $     353,958   $  183,589    $    94,112

Comprehensive income          $   2,142,681   $1,867,297    $ 2,740,172

Per share data based on
 weighted outstanding shares:

  Weighted average
   outstanding                      399,500      399,500        399,500

Net Income                    $        4.48   $     4.21    $      6.62

The accompanying note is an integral part of these financial statements.
                                   F38

                                       SOUTH BANKING COMPANY
                                     (PARENT CORPORATION ONLY)
                                           ALMA, GEORGIA
                                 STATEMENT OF STOCKHOLDERS' EQUITY

                                                Accumulated
                                                Other        Total
                                                Compre-      Stock-
                    Common           Undivided  hensive      holders'
                    Stock   Surplus  Profits    Income       Equity
Balance,
 December 31, 1999$ 399,500 $3,070,831$12,520,614$( 180,929)$15,810,016
 Net income               -          -  2,646,060         -   2,646,060
 Cash dividends           -          - (  279,628)        -  (  279,628)
 Unrealized gain (loss)on
  securities available
  for sale                -          -          -    94,112      94,112
 Redemption of shares     -          -          -         -           -

Balance,
 December 31,2000 $ 399,500 $3,070,831$14,887,046$(  86,817)$18,270,560
 Net income               -          -  1,683,708         -   1,683,708
 Cash dividends           -          - (  279,628)        -  (  279,628)
 Unrealized gain (loss)on
  securities available
  for sale                -          -          -     183,599   183,599
Redemption of shares      -          -          -         -           -

Balance,
 December 31,2001 $ 399,500 $3,070,831$16,291,126$   96,782 $19,858,239
 Net income               -          -  1,788,723         -   1,788,723
 Cash dividends           -          - (  279,627)        -  (  279,627)
 Unrealized gain (loss) on
  securities available
  for sale                -          -          -   353,958     353,958
 Redemption of shares     -          -          -         -           -
Balance,
 December 31, 2002$ 399,500 $3,070,831$17,800,222  $450,740  $21,721,293
    The accompanying note is an integral part of these financial statements.
                                  F39
                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                         STATEMENT OF CASH FLOWS


                              Year Ended     Year Ended    Year Ended
                              December 31,   December 31,  December31,
                              2002           2001          2000
Cash Flows From Operating
 Activities:
 Net income                   $  1,788,723   $ 1,683,708   $ 2,646,060
 Add expenses not requiring
  cash:
 Depreciation and
  Amortization                      11,569        11,731        21,870
 Undistributed earnings of
    Subsidiaries               (   984,383)  (   914,573)  ( 1,930,638)
 Loss on sale of stock                   -         4,906             -
 Increase (decrease) in
  other liabilities                  4,035         2,230           788
 Increase (decrease) in
  accrued income taxes                   -             -   (    21,653)
 (Increase) decrease in
     other assets                      360         1,369           725
 (Increase) decrease in
   prepaid income taxes        (    10,985)  (   136,793)  (   214,577)
 (Increase) decrease in
   due from subsidiary-taxes             -             -       105,672
 Increase (decrease) in
    due to subsidiary          (    44,943)      189,573       129,471

Net Cash Provided by Operating
 Activities                   $    764,376   $   842,151   $   737,718

Cash Flows From Investing
 Activities:
Capital contribution to
 Subsidiary                   $          -   $(  200,000)  $(2,700,000)
Purchase of fixed assets       (    59,343)            -    (   27,532)
Sale of CB Financial                     -       295,094             -
Net Cash Used by Investing
 Activities                   $(    59,343)  $    95,094   $(2,727,532)

The accompanying note is an integral part of these financial statements.
                                   F40
                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                     STATEMENT OF CASH FLOWS (con't)



                              Year Ended     Year Ended    Year Ended
                              December 31,   December 31,  December 31,
                              2002           2001          2000

Cash Flows From Financing
 Activities:
Payments on note payable
  Bank                        $(   325,000)  $(  475,000)  $(   60,000)
Proceeds from notes payable
  to banks                               -             -     2,900,000
Dividends paid                 (   279,627)   (  279,628)   (  279,628)
Redemption of common stock               -             -             -
Net Cash Provided (Used)
  by  Financing Activities    $(   604,627)  $(  754,628)  $ 2,560,372
Net increase (decrease) in
 cash and cash equivalents    $    100,406   $   182,617   $   570,558
Cash and Cash Equivalents at
   beginning   of   year         1,280,359     1,097,742       527,184
Cash and Cash Equivalents
 at end of year               $  1,380,765   $ 1,280,359   $ 1,097,742

The accompanying note is an integral part of these financial statements.
                                   F41
                          SOUTH BANKING COMPANY
                        (PARENT CORPORATION ONLY)
                              ALMA, GEORGIA
                      NOTES TO FINANCIAL STATEMENTS

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

                                   F42